Form 10QSB
period 1995-09-30
IRONSTONE GROUP INC
filed 1995-11-13
CIK 723269

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1995

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                         Commission file number 0-12346

                              IRONSTONE GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

                 Delaware                                       95-2829956
      (State or other jurisdiction of                         (IRS Employer
       incorporation or organization)                     Identification Number)


              One Bush Street, Suite 1100, San Francisco, CA 94104
                    (Address of principal executive offices)

                                 (415) 576-3537
                           (Issuer's telephone number)

                                      None
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/   No / /

The number of shares of the registrant's common stock outstanding as of September 30, 1995 was 1,487,870.

Transitional Small Business Disclosure Format (Check one):

Yes / /  No /X/

                              IRONSTONE GROUP, INC.

                                      INDEX


                          Part I - Financial Information


Item 1. Financial statements (Unaudited)                                           Page No.
                                                                                   --------
  Consolidated statements of operations for the three and nine month periods
   ended September 30, 1995 and 1994..............................................     3

  Consolidated balance sheet at September 30, 1995................................     5

  Consolidated statements of cash flows for nine months
   ended September 30, 1995 and 1994..............................................     6

  Notes to consolidated financial statements......................................     7

Item 2. Management's discussion and analysis of financial condition
 and results of operations........................................................     11


                           Part II - Other Information


Item 1. Legal Proceedings.........................................................     12

                              IRONSTONE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              Three Months Ended
                                                                 September 30,
                                                          ------------------------
                                                          1995                1994
                                                          ----                ----
Revenues:
  Consulting fees (Notes 4 and 5)                      $ 1,363,220        $ 2,379,285
  Subscription fees                                          7,475              6,602
  Interest and other income                                 15,671             77,257
                                                       -----------        -----------
    Total revenues                                       1,386,366          2,463,144
                                                       -----------        -----------

Costs and expenses:
  Salaries and wages, payroll taxes and benefits           897,856          1,214,045
  Rent expense                                             106,672            105,965
  Professional fees                                         76,616            100,001
  Bad debt expense                                          82,367            177,172
  Depreciation and amortization                            142,550            109,342
  Interest expense (Notes 8 and 9)                          22,611             34,423
  Other expenses (Note 13)                                 319,381            304,038
                                                       -----------        -----------
Total costs and expenses                                 1,648,053          2,044,986
                                                       -----------        -----------

Income (Loss) before minority interest                    (261,687)           418,158
Minority interest                                          (31,494)           116,675
                                                       -----------        -----------
Net Income (Loss)                                      $  (230,193)       $   301,483
                                                       ===========        ===========

Per share data:

Income (loss) per common share                         $     (0.15)       $      0.19
                                                       ===========        ===========

  Average shares outstanding (Note 10)                   1,487,870          1,516,660



  The accompanying notes are an integral part of these consolidated financial statements.

                             IRONSTONE GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                          Nine Months Ended
                                                                             September 30,
                                                                    -------------------------------
                                                                        1995              1994
                                                                        ----              ----
Revenues:
  Consulting fees (Notes 4 and 5)                                   $ 4,735,276        $ 6,066,534
  Subscription fees                                                      20,383             25,098
  Interest and other income                                             115,300            220,964
                                                                    -----------        -----------
    Total revenues                                                    4,870,959          6,312,596
                                                                    -----------        -----------

Costs and expenses:
  Salaries and wages, payroll taxes and benefits                      3,149,527          3,873,619
  Rent expense                                                          310,894            298,207
  Professional fees                                                     254,929            350,300
  Bad debt expense                                                      295,640            389,122
  Depreciation and amortization                                         380,221            320,037
  Interest expense (Notes 8 and 9)                                       70,340             96,147
  Bankruptcy administration expense                                          --             15,986
  Other expenses (Note 13)                                            1,118,786            892,138
                                                                    -----------        -----------
    Total costs and expenses                                          5,580,337          6,235,556
                                                                    -----------        -----------

Income (Loss) before minority interest                                 (709,378)            77,040
Minority interest                                                       (11,717)           131,420
                                                                    -----------        -----------
Net Income (Loss)                                                   $  (697,661)       $   (54,380)
                                                                    ===========        ===========

Per share data:

Income (loss) per common share                                          $ (0.47)          $  (0.04)
                                                                    ===========         ==========

  Average shares outstanding (Note 10)                                1,487,870          1,516,660


  The accompanying notes are an integral part of these consolidated financial statements.

                              IRONSTONE GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                            As of September 30, 1995
                                   (Unaudited)



ASSETS:
Current assets:
  Cash                                                                          $    390,238
  Marketable securities available for sale at fair value                             145,650
  Accounts receivable, net of allowance for doubtful
    accounts of $591,251                                                           3,768,783
Other current assets                                                                  47,628
                                                                                ------------
    Total current assets                                                           4,352,299
                                                                                ------------

Property and equipment                                                               284,431
Costs in excess of net assets of acquired businesses (Note 11)                     1,368,963
Other assets                                                                         166,800
                                                                                ------------
    Total assets                                                                $  6,172,493
                                                                                ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                                              $    288,665
  Accrued interest payable                                                            49,470
  Accrued compensation                                                               388,946
  Current maturities of capitalized lease obligations (Note 8)                        43,386
  Current maturities of notes payable (Note 9)                                       745,507
  Other current liabilities (Notes 5 and 11)                                         217,282
                                                                                ------------
    Total current liabilities                                                      1,733,256
                                                                                ------------

Capitalized lease obligations-noncurrent (Note 8)                                     75,384
Notes payable-noncurrent (Note 9)                                                    660,491
Other noncurrent liabilities (Note 11)                                                50,000
                                                                                ------------
    Total non-current liabilities                                                    785,875
                                                                                ------------

Minority interest in consolidated subsidiaries (Note 11)                             240,904
                                                                                ------------


Shareholders' equity:
  Preferred stock, $0.01 par value, 5,000,000 shares
    authorized of which there are no issued and
    outstanding shares
  Common stock, $0.01 par value, 25,000,000
    shares authorized of which 1,487,870
    shares are issued and outstanding (Notes 10 and 14)                               14,879
  Additional paid in capital                                                      21,170,385
  Accumulated deficit                                                            (17,768,156)
  Unrealized holding loss on marketable securities
    available for sale                                                                (4,650)
                                                                                ------------
Total shareholders' equity                                                         3,412,458
                                                                                ------------
    Total liabilities and shareholders' equity                                  $  6,172,493
                                                                                ============


   The accompanying notes are an integral part of these consolidated financial statements.

                              IRONSTONE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Nine Months Ended
                                                                        September 30,
                                                                  ------------------------
                                                                  1995                1994
                                                                  ----                ----
OPERATING ACTIVITIES:
  Net loss                                                    $  (697,661)       $   (54,380)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
    Depreciation                                                   83,429             57,473
    Amortization                                                  296,792            262,564
    Undistributed minority interest                               (11,717)           131,420

    Changes in assets and liabilities net of effects from purchase of minority interest (Note 11):

      Accounts receivable                                        (443,625)        (1,990,723)
      Other current assets                                         60,651            364,383
      Net assets held for sale                                    788,632            793,346
      Due from Receiver                                                --           (280,503)
      Other assets                                                (63,537)              (204)
      Accounts payable                                             55,932            (93,351)
      Accrued compensation                                         83,039             13,321
      Pre-petition liabilities                                         --           (329,707)
      Other current liabilities                                  (477,597)           (64,193)
                                                              -----------        -----------
        Net cash used by operating activities                    (325,662)        (1,190,554)
                                                              -----------        -----------

INVESTING ACTIVITIES:
    Purchase of marketable securities                            (150,300)               --
    Purchase of property and equipment                           (106,168)           (22,887)
    Decrease in notes receivable                                       --             77,076
                                                              -----------        -----------
      Net cash provided (used) by investing activities           (256,468)            54,189
                                                              -----------        -----------

FINANCING ACTIVITIES:
    Short term borrowings - line of credit                                           400,000
    Payments on capitalized lease obligations                     (23,245)                --
    Payments on notes payable                                    (604,000)          (300,278)
                                                              -----------        -----------
      Net cash provided (used) by financing activities           (627,245)            99,722
                                                              -----------        -----------

Net decrease in cash                                           (1,209,375)        (1,036,643)
Cash at beginning of period                                     1,599,613          2,101,766
                                                              -----------        -----------
Cash at end of period                                         $   390,238        $ 1,065,123
                                                              ===========        ===========


   The accompanying notes are an integral part of these consolidated financial statements.

                             IRONSTONE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      Nine Months Ended September 30, 1995

1.  PRINCIPLES OF CONSOLIDATION AND BUSINESS ACTIVITIES

Ironstone Group, Inc., (the "Company" or "Ironstone"), consolidates the financial statements of its majority-owned subsidiaries, Belt Perry Associates, Inc., an Arizona Corporation ("BPA"), Belt Perry Associates, Inc., a California Corporation ("BPC"), Taxnet, Inc. , an Arizona Corporation ("Taxnet"), and DeMoss Corporation, a California Corporation ("DeMoss"). All significant inter-company transactions have been eliminated in consolidation. The Company's significant business activities include reducing, for a fee, ad valorem taxes assessed to owners of real and personal property.

2.  ADJUSTMENTS

The financial information presented has been prepared from books and records without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's financial condition and results of operations, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

3.  RECLASSIFICATIONS

Certain 1994 amounts have been reclassified to conform to the 1995 presentation.

4.  SEASONALITY OF CONSULTING FEE REVENUE

A significant portion of the Company's revenue is seasonal. Typically much of BPA's revenue for the year is recorded in the second and third calendar quarters following taxing authority hearings at which time any reduction in the valuation of BPA's clients' properties is determined. BPA's fee is usually a percentage of any such reduction. For this and other reasons, the results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

5.  COURT CASE UNDER APPEAL

During 1992, a judgment was rendered (the "1992 Judgment") in a court case ("Case") in which BPA had appealed a 1990 tax year property tax valuation. The 1992 Judgment resulted in a significant property tax savings for the client on which BPA's contingency fee was approximately $82,000. The Court of Appeals upheld the original 1992 Judgment and rejected a motion to reconsider. The taxing authority filed for an appeal to the Arizona Supreme Court. The Arizona Supreme Court has heard the Case and issued an opinion. The Arizona Supreme Court reversed both the Court of Appeals and the Tax Court's decisions and judgments. The Case is now back before the Tax Court and will be heard along with other pending appeals for tax years 1991-1994. As of September 30, 1995, the Case remains unresolved. During 1993, the County Treasurer made a payment to BPA on behalf of BPA's client of approximately $100,000 (BPA's fee including interest) on the 1992 Judgment. Such payment is included in other current liabilities at September 30, 1995, pending the completion of the appeal process.

As a result of the 1992 Judgment, the Company's management and legal counsel estimated total contingency fees of approximately $435,000, for the 1990 through 1994 contracts. Such amount has not been accrued as of September 30, 1995, pending completion of the appeal process.

6.  INTEREST AND TAXES PAID

Total interest paid during the first nine months of 1995 and 1994 amounted to $119,885 and $18,705, respectively. Cash payments for income taxes during the first nine months of 1995 and 1994, amounted to $8,321 and $3,250, respectively.

                             IRONSTONE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      Nine Months Ended September 30, 1995

7.  OTHER RECEIVABLE

In December 1994, the Company sold its undivided thirty percent (30%) interest in certain promissory notes, stock and warrants of St. George Crystal, Ltd. for $620,625 plus the release of certain funds being held for the benefit of the Company and others. This transaction was consummated on December 30, 1994. The resulting gain of $209,606 is reflected in the Statement of Operations for 1994, and the receivable of $788,632 arising from such sale was collected on January 18, 1995.

8. CAPITALIZED LEASE OBLIGATIONS

Capitalized lease obligations consist of the following at September 30, 1995:

Capitalized lease obligations to a leasing company,
  due and payable in thirty-six equal monthly installments
  beginning December 10, 1994, in the amount of $3,468 per month, collateralized by computer equipment and software.  Total imputed interest due at the Company's incremental borrowing rate of 11.5% per annum necessary to reduce the net minimum lease payments to their present value is $20,852.  This lease obligation has a residual payment of $5,358 due and payable within 10 days of the 36th payment.
  The total unamortized present value of net minimum lease payments is           $ 82,099

Capitalized lease obligation to a leasing company,
  due and payable in thirty-six equal monthly installments
  beginning September 11, 1995, in the amount of $1,127 per month, collateralized by computer equipment.  Total imputed interest due at the Company's incremental borrowing rate of 10.0% per annum necessary to reduce the net minimum lease payments to their present value is $6,536.  This lease obligation has a residual payment of
  $3,450 due and payable within 30 days of the 36th payment, at the option of the Company, should the Company wish to retain the equipment
  The total unamortized present value of net minimum lease payments is             36,671
                                                                                 --------
Total capitalized lease obligations                                              $118,770
                                                                                 ========

Scheduled future minimum lease payments of capitalized lease obligations for years ending December 31st are as follows:

1995                                                                         $     10,400
1996                                                                               44,606
1997                                                                               51,849
1998                                                                               11,915
                                                                             ------------
Total future minimum lease payments of capital lease obligations             $    118,770
                                                                             ============

9. NOTES PAYABLE

Notes payable consist of the following at September 30, 1995:

Note payable to a former minority shareholder of BPA, bearing interest at 5% per annum, with interest and principal payable in four equal quarterly installments beginning April 1, 1995,
  collateralized by BPA common stock held by the Company.                    $104,000

Note payable to a former minority shareholder of BPA, bearing interest at 6% per annum, with interest and principal payable in twenty-four equal monthly installments beginning October 1, 1995,
  collateralized by BPA common stock held by the Company.                     269,200

                              IRONSTONE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      Nine Months Ended September 30, 1995

9.  NOTES PAYABLE (CONTINUED)

Notes payable to former and current minority shareholders of BPA, bearing interest at 5% per annum, with interest and principal
  payable in four equal annual installments beginning December 31, 1994.           332,798

Notes payable to former and current minority shareholders of BPA, bearing interest at 5% per annum, with interest and principal payable in four annual installments beginning April 30, 1994, collateralized by BPA common stock held by the Company.  These notes provide for a deferral in the payment of both principal and interest of no more than nine months at the election of the
  Company. The interest rate on the deferred principal ranges from
  0% to 7% based upon BPA's revenue between 1994 and 1997.  The
  Company has elected to defer the second payment, which was
  originally due on April 30, 1995.                                               700,000
                                                                               ----------
Total notes payable                                                            $1,405,998
                                                                               ==========

Scheduled principal payments of the notes payable for years ending December 31st are as follows:

1995                                                                           $  194,815
1996                                                                              695,492
1997                                                                              365,691
1998                                                                              150,000
                                                                               ----------
Total future maturities of notes payable                                       $1,405,998
                                                                               ==========

10.  STOCK OPTIONS

The Company has adopted a 1989 Equity Incentive Plan, a 1993 Non-Employee Directors' Stock Option Plan, and a 1994 Equity Incentive Plan (collectively, the "Plans"). In March 1994, the 1989 Plan was amended to reduce the number of shares reserved thereunder and the board of directors determined that no further option grants would be made under the 1989 plan. The Plans provide for incentive stock options to be granted at not less than 100% of the fair market value of the stock on the date of grant with an exercise period of no more than 10 years. As of September 30, 1995, 79,980 options remain outstanding with an average weighted exercise price of $3.00 per share and 259,300 shares are available for future grant under the Plans.

Also during 1994 and the first nine months of 1995, the board of directors authorized the grant of options to purchase an additional 17,526 and 35,000 shares of common stock, respectively, subject to the Company's receipt of certain regulatory approvals. During the quarter ending September 30, 1995, options for 13,303 shares of common stock were granted from the 1994 authorized amount with an exercise price of $4.00 per share.

11.  PURCHASE OF MINORITY INTEREST

On May 11, 1995, Belt Perry Associates, Inc. ("BPC") purchased from a minority shareholder of BPC, an additional 2% of BPC's issued and outstanding shares of common stock for (i) cash in the amount of $20,000, and (ii) an agreement to pay $50,000 on May 1, 1996 and May 1, 1997. In the event a payment is not timely made by BPC, the selling minority shareholder shall have the right to receive shares sold in lieu of payment. As of September 30, 1995, $50,000 payable per the agreement is included in other current liabilities, and the remaining $50,000 payable per the agreement is included in other noncurrent liabilities. Cost in excess of assets acquired has been increased by $75,255, and is being amortized over the remaining life of the original acquisition period of 60 months. The carrying value of the minority interest purchased was $44,745.

                             IRONSTONE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      Nine Months Ended September 30, 1995

11.  PURCHASE OF MINORITY INTEREST (CONTINUED)

In addition, on September 19, 1995, Belt Perry Associates, Inc. ("BPA") purchased from a minority shareholder of BPA, an additional 418 shares of BPA's issued and outstanding shares of common stock for a note in the amount of $269,200 payable in twenty-four monthly installments of $11,931, principal and interest, bearing interest at 6% per annum, beginning October 1, 1995. The Company has provided a guaranty of this obligation. The note is collaterialized by BPA common stock held by the Company. Cost in excess of assets acquired has been increased by $178,442 being amortized over the remaining life of the original acquisition period of 60 months. The carrying value of the minority interest purchased was $90,758.

12.  LINE OF CREDIT

In June 1995, the Company obtained a $500,000 revolving operating line of credit with interest accruing on amounts borrowed at the lending bank's prime rate plus 1.25%. The line of credit is secured by BPA and BPC accounts receivable and other business assets. As of September 30, 1995, the Company had no outstanding liability with regards to the line of credit. The line of credit matures and is payable in full in June of 1996.

13.  NEW BUSINESS DEVELOPMENT EXPENSES

During the first nine months of 1995 the Company incurred $301,205 to develop an on-line resume and career placement service ("Placement Service"). As of September 1995, the Company ceased development of the Placement Service. All expenses related to the development of the Placement Service are included in Other Expenses in the current year.

14.  INCOME (LOSS) PER COMMON SHARE

Computation of net income (loss) per common share is as follows:

                                                         Three Months Ended
                                                            September 30,
                                                       ----------------------
                                                       1995              1994
                                                       ----              ----
Average common shares outstanding                    1,487,870         1,516,660

Net income (loss)                                  $  (230,193)       $  301,483
                                                   ===========        ==========

Net income (loss) per common share                 $     (0.15)       $     0.19
                                                   ===========        ==========


                                                         Nine Months Ended
                                                            September 30,
                                                     ------------------------
                                                     1995                1994
                                                     ----                ----
Average common shares outstanding                  1,487,870          1,516,660

Net loss                                         $  (697,661)       $   (54,380)
                                                 ===========        ===========

Net loss per common share                        $     (0.47)       $     (0.04)
                                                 ===========        ===========

                              IRONSTONE GROUP, INC.

Item 2. Management's discussion and analysis of financial condition and results of operations

RESULTS OF OPERATIONS

Company revenues for the three and nine month periods ended September 30, 1995 decreased 43.72% and 22.82% as compared to such three and nine month periods in 1994. Such decreases were primarily a result of lower consulting fees in both Arizona, where property values have increased and assessed values have been adjusted to more accurately reflect fair market value, and California, where counties have slowed consideration of appeals.

Costs and expenses for the three and nine months ended September 30, 1995 decreased 19.41% and 10.51% as compared to such periods in 1994. Interest expense for the nine months ended September 30, 1995 was $70,340 compared to $96,147 for the comparable prior year period. This decrease was primarily due to the payment in 1994 and January, 1995 of certain interest-bearing obligations. Due to the seasonal nature of Belt Perry revenues (discussed in Note 4 of the financial statements), the Company does not believe that its results of operations for the quarter and nine months ended September 30, 1995 are indicative of the results of operations in future periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased by $1,192,371 during the nine months ended September 30, 1995. For the three months ended September 30, 1995, working capital decreased by $285,430. Cash decreased by $1,209,375 to $390,238 during the nine month period ended September 30, 1995, and decreased by $25,028 for the three month period ended September 30, 1995. Such decreases in cash were a result of increases in accounts receivable, payments of current liabilities, purchases of property and equipment, payments on notes payable, and purchases of marketable securities. Management believes that its current level of cash, anticipated cash flow from operations and funds available under its line of credit will be adequate to meet operating needs through the end of 1995.

The Company may obtain additional equity or working capital through bank borrowings and public or private sales of equity securities and exercises of outstanding stock options. There can be no assurance, however, that such additional financing will be available on terms favorable to the Company, or at all.

                          Part II - Other Information

Item 1. Legal Proceedings

As reported in the Form 10-KSB for the fiscal year ended December 31, 1994, a transaction between Ironstone Group, Inc. ("Ironstone") and B.A.R.D. Industries, Inc. ("BARD") involving various St. George Crystal, Ltd. ("St. George") Notes became effective on December 30, 1994 and funds were distributed on January 18, 1995. Subsequently the note obligee ("St. George") made two monthly payments to BARD pursuant to the transaction but thereafter refused to make further payments. St. George contends the transaction is not yet effective in the absence of an order by the Bankruptcy Court and consent by a senior lender. Ironstone and BARD have taken the position that no such court order or consent is required, and that the transaction was fully effective on December 30, 1994.

In April of 1995, litigation was commenced in Pittsburgh, Pennsylvania in U.S. District Court for the Western District of Pennsylvania by St. George with regard to enforcement of obligations under the St. George Notes and the validity of the December 30 transaction. Ironstone has been named as defendant in the civil action initiated by St. George, and Ironstone intends to file a motion to dismiss the complaint.

Recently, upon Ironstone's motion, the litigation was transferred to the United States Bankruptcy Court for the Northern District of California, San Francisco Division, so that court may interpret the terms of Ironstone's Confirmed Plan of Reorganization as it may relate to the litigation.


As previously reported, in November 1994, the Company received notice advising the Company that the Company and/or BPA and BPC had engaged in unauthorized copying of software. The Company believed that such claim is in large part indemnifiable by the BPA minority shareholders. To date, no suit has been filed against the Company of which the Company is aware. In March 1995, the Company was advised that the claim could be settled for approximately $77,000, of which the Company's share would be 30%. As of December 31, 1994, the Company had reserved approximately $30,000 for this potential liability. On July 31, 1995, the Company settled this claim for $77,423 of which the current and former minority shareholders paid $70,000.


As previously reported, in January 1994, as part of the Company's First Amended Plan of Reorganization ("the Plan"), the Company settled a disputed claim with an individual for $100,000, the payment of which was to be made to the individual from the last $100,000 owed and paid by St. George Crystal, Ltd. on the Notes. As discussed in the Management's Discussion and Analysis or Plan of Operation", in December of 1994, the Company sold its remaining 30% undivided interest in the Notes. In February 1995, the Company and the court-appointed receiver for the Notes received notice from the individual that, as a result of the Company's disposition of the Notes, the $100,000 owed to such individual was due. The Company believes that no payment is due to such individual at this time. To date, no suit has been filed against the Company of which the Company is aware.


Other than legal proceedings in which BPA and BPC are involved in the ordinary course of business, the Company is not a party to any other material legal proceedings.


While it is not possible to determine the ultimate outcome of the above legal proceedings at this time, management is of the opinion that any effect from these legal proceedings would not have a material adverse effect on the Company's consolidated financial statements.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of November, 1995.

IRONSTONE GROUP, INC.


By:/s/ ROBERT L. MILLER
   ----------------------------
   Robert L. Miller
   Chief Executive Officer
   (Principal Executive Officer)

By:/s/ MARK M. GLICKMAN
   ----------------------------
   Mark M. Glickman
   Chief Financial Officer
   (Principal Financial and Accounting Officer)