Form 10QSB
period 1996-03-31
IRONSTONE GROUP INC
filed 1996-05-14
CIK 723269

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the quarterly period ended March 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                         Commission file number 0-12346

                              IRONSTONE GROUP, INC.
           (Name of small business issuer as specified in its charter)

           DELAWARE                                      95-2829956
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

              ONE BUSH STREET, SUITE 1100, SAN FRANCISCO, CA 94104 (Address of principal executive offices, including zip code)

                                 (415) 576-3537
              (Registrant's telephone number, including area code)

                                      NONE
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the registrant (1) filed all reports required to be to be filed by
Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the registrant's common stock outstanding as of March 31, 1996 was 1,487,870.

Transitional Small Business Disclosure Format (Check one):

Yes [ ]  No [X]


TOTAL NUMBER OF PAGES: 9  INDEX TO EXHIBITS AT PAGE: N/A

                              IRONSTONE GROUP, INC.

                                      INDEX


                          PART I- FINANCIAL INFORMATION

Item 1. Financial statements (unaudited)                                    Page

  Condensed consolidated statements of operations for the three months
   ended March 31, 1996 and 1995..........................................    3

  Condensed consolidated balance sheet at March 31, 1996..................    4

  Condensed consolidated statements of cash flows for the three months
   ended March 31, 1996 and 1995..........................................    5

  Notes to condensed consolidated financial statements....................    6

Item 2. Management's discussion and analysis of financial condition
 and results of operations................................................    7

                           PART II - OTHER INFORMATION

Item 1. Legal proceedings.................................................    8

                              IRONSTONE GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                              -------------------------------
                                                                     1996             1995
                                                                     ----             ----
Revenues:
  Consulting fees                                              $ 1,420,031        $1,071,395
  Subscription fees                                                  4,875             6,950
  Interest and other income                                          6,487            57,681
                                                               -----------        ----------
    Total revenues                                               1,431,393         1,136,026
                                                               -----------        ----------

Costs and expenses:
  Salaries and wages, payroll taxes and benefits                 1,019,057         1,203,534
  Amortization                                                      22,876            92,024
  Depreciation                                                      26,154            23,410
  Bad debt expense                                                  85,319            80,301
  Rent expense                                                     110,264           105,933
  Professional fees                                                 65,584           118,129
  Advertising and promotion                                         36,745            63,869
  Office expense                                                    58,258            61,266
  Referral and split fees                                           29,787            45,962
  Travel and entertainment                                          43,468            41,887
  Research expense                                                  26,378            23,624
  Interest expense                                                  25,409            24,672
  Communications                                                    21,306            18,292
  Other operating expenses                                          55,183            17,838
  Non-operating expenses                                                 -            80,209
                                                               -----------        ----------
    Total costs and expenses                                     1,625,788         2,000,950
                                                               -----------        ----------

Loss before minority interest                                     (194,395)         (864,924)
Minority interest                                                  (17,481)          (99,242)
                                                               ------------       -----------

Net loss                                                       $  (176,914)       $ (765,682)
                                                               ============       ===========


Net loss per common and common equivalent share:
  Net loss per share                                           $     (0.12)       $    (0.52)
                                                               ============       ===========

  Average shares outstanding                                     1,487,870         1,487,870

                   The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                              IRONSTONE GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1996
                                   (UNAUDITED)

ASSETS:
Current assets:
  Cash                                                                             $    475,890
  Marketable securities available for sale                                              888,300
  Accounts receivable, net of allowance for doubtful
    accounts of $661,702                                                              3,790,011
  Prepaid expenses                                                                       59,327
                                                                                   ------------
    Total current assets                                                              5,213,528
                                                                                   ------------

Property and equipment                                                                  231,017
Costs in excess of net assets of acquired businesses-net                                232,528
Other assets                                                                             13,242
                                                                                   ------------
    Total assets                                                                   $  5,690,315
                                                                                   ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                                                 $    209,867
  Accrued interest payable                                                                6,399
  Accrued compensation                                                                  455,308
  Customer deposits                                                                     102,912
  Line of credit                                                                        350,000
  Due to officer-current portion                                                        472,061
  Capitalized lease obligations-current portion                                          45,861
  Notes payable-current portion                                                         508,945
  Income taxes payable                                                                    2,450
  Other current liabilities                                                             189,556
                                                                                   ------------
    Total current liabilities                                                         2,343,359
                                                                                   ------------

Due to officer-net of current portion                                                    50,000
Capitalized lease obligations-net of current portion                                     51,818
Notes payable-net of current portion                                                    331,278
                                                                                   ------------
    Total non-current liabilities                                                       433,096
                                                                                   ------------

Minority interest in consolidated subsidiaries                                          343,253
                                                                                   ------------

Shareholders' equity:
  Preferred stock, $0.01 par value, 5,000,000 shares
    authorized of which there
    are no issued and outstanding shares
  Common stock, $0.01 par value, 25,000,000 shares
    authorized of which 1,487,870 shares are
    issued and outstanding                                                               14,879
  Additional paid in capital                                                         21,170,385
  Accumulated deficit                                                               (18,616,780)
  Unrealized holding gain on marketable securities
    available for sale                                                                    2,123
                                                                                   ------------
    Total shareholders' equity                                                        2,570,607
                                                                                   ------------
    Total liabilities and shareholders' equity                                     $  5,690,315
                                                                                   ============

                   The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                             IRONSTONE GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                ------------------------
                                                                  1996             1995
                                                                  ----             ----
OPERATING ACTIVITIES:
  Net loss                                                   $  (176,914)     $  (765,682)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
    Depreciation                                                  26,154           23,410
    Amortization                                                  22,876           92,023
    Undistributed minority interest                              (17,481)         (99,242)

    Changes in assets and liabilities:
      Accounts receivable                                         85,125          282,116
      Other current assets                                        (9,118)          18,968
      Other assets                                                    --          (55,448)
      Accounts payable                                            49,529           64,442
      Accrued compensation                                        11,713          119,056
      Other current liabilities                                  125,616         (191,095)
                                                             -----------      -----------
        Net cash provided (used) by operating activities         117,500         (511,452)
                                                             -----------      -----------

INVESTING ACTIVITIES:
    Collection of other receivable                                    --          788,632
    Purchase of marketable securities                           (227,316)              --
    Purchase of property and equipment                           (11,800)          (6,441)
                                                             -----------      -----------
      Net cash used by investing activities                     (239,116)         782,191
                                                             -----------      -----------

FINANCING ACTIVITIES:
    Borrowings from line of credit                               225,000               --
    Payments on capitalized lease obligations                    (10,692)          (7,263)
    Payments on notes payable                                   (370,960)        (500,000)
                                                             -----------      -----------
      Net cash used by financing activities                     (156,652)        (507,263)
                                                             -----------      -----------

Net decrease in cash                                            (278,268)        (236,524)
Cash at beginning of period                                      754,158        1,599,613
                                                             -----------      -----------
Cash at end of period                                        $   475,890      $ 1,363,089
                                                             ===========      ===========

                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                            IRONSTONE GROUP, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED MARCH 31, 1996
                                 (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles Of Consolidation And Business Activities

Ironstone Group, Inc., formerly OXOCO INC. (the "Company"), consolidates the financial statements of its majority-owned subsidiaries, Belt Perry Associates, Inc., an Arizona corporation ("BPA"), Belt Perry Associates, Inc., a California corporation ("BPC"), Taxnet, Inc., an Arizona corporation ("Taxnet"), and DeMoss Corporation, a California corporation ("DeMoss"). All significant inter-company transactions have been eliminated in consolidation. The Company's significant business activities include reducing, for a fee, ad valorem taxes assessed to owners of real and personal property, generally in the Arizona and California markets.

Adjustments

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's most recent Annual Report and Form 10-KSB for the year ended December 31, 1995.

Seasonality Of Consulting Fee Revenue

A significant portion of the Company's revenue is seasonal. Generally, a substantial portion of BPA's revenue is recorded in the third and fourth calendar quarters following taxing authority hearings scheduled during that period. For this and other reasons, the results of operations for interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

Reclassifications

Certain 1995 amounts have been reclassified to conform to the 1996 presentation.

                                       ***

                              IRONSTONE GROUP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results Of Operations

For the three months ended March 31, 1996, as a result of a 32.5% increase in consulting fees earned by BPA and BPC, total revenues increased 26.0% as compared to the same period of 1995.

Costs and expenses for the quarter ended March 31, 1996 decreased 18.75% as compared to the first quarter of 1995. Salaries and wages decreased by 15.32% due to reductions in staff, primarily in Arizona. Amortization expense declined by 75.14% as a result of the write-down in 1995 of costs in excess of net assets acquired (Goodwill) associated with the acquisition of BPA. (See the Company's Form 10-KSB for the year ended December 31, 1995). Professional fees and non-operating expenses declined 44.48% and 100% respectively, as the Company decreased its reliance on outside professionals and focused on its core businesses. Interest expense for the three months ended March 31, 1996 was $25,409 compared to $24,672 for the comparable period in 1995. The increase was primarily due to an increase in borrowing on the Company's line of credit. Due to the seasonal nature of BPA and BPC revenues (discussed in Note 1 to the condensed consolidated financial statements), the Company does not believe that its results of operations for the quarter ended March 31, 1996 are indicative of the results of operations in future quarters.

Liquidity And Capital Resources

The Company's working capital decreased by $378,542 during the three months ended March 31, 1996. Cash decreased by $278,268 to $475,890 primarily as a result of payments on notes payable to the minority shareholders of BPA. However, net cash of $117,500 was generated from operations. Management believes that its current level of cash, anticipated cash flow from operations and line of credit will be adequate to meet its operating needs through the end of 1996.

The Company may obtain additional capital through additional bank borrowings and public or private sales of equity securities and exercises of outstanding stock options. There can be no assurance, however, that such additional financing will be available on terms favorable to the Company, or at all.

                              IRONSTONE GROUP, INC.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In January 1994, as part of Company's First Amended Plan of Reorganization ("the Plan"), the Company settled a disputed claim with an individual for $100,000, the payment of which was to be made to the individual from the last $100,000 owed and paid by St. George Crystal, Ltd. on the Notes. In December 1994, the Company sold its remaining 30% undivided interest in the Notes. In February 1995, and again on May 6, 1996, the Company and the court-appointed receiver for the Notes, received notice from the individual that, as a result of the Company's disposition of the Notes, the $100,000 owed to such individual was due. The Company believes that no payment is due to such individual at this time and in the event Ironstone were to make such payment it would be indemnified. To date, no suit has been filed against the Company of which the Company is aware.

In April 1995, litigation was commenced by St. George Crystal, Ltd. ("SGC"), in Pittsburgh, Pennsylvania against Ironstone, and others with regard to enforcement of obligations owing under notes executed by SGC and the validity of the assignment of those notes by Ironstone. The case was transferred to the United States Bankruptcy Court for the Northern District of California in San Francisco. On March 6, 1996, the Bankruptcy Court issued an Order Dismissing Adversary Proceeding which provided in part that "Defendant Ironstone Group, Inc."...and "Defendant Michael Y. McGovern" hold(s) no interest in the proceeds of the [SGC Loan Documents]," thereby confirming the validity of the assignment.

Other than legal proceedings in which BPA and BPC are involved in the ordinary course of business, the Company is not a party to any other material legal proceedings.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of May, 1995.

IRONSTONE GROUP, INC.


By: /s/ Robert L. Miller
    -----------------------------
    Robert L. Miller
    Chief Executive Officer
    (Principal Executive Officer)


By: /s/ Mark M. Glickman
    ----------------------------
    Mark M. Glickman
    Chief Financial Officer
   (Principal Financial and Accounting Officer)