Form 10QSB
period 1996-06-30
IRONSTONE GROUP INC
filed 1996-08-14
CIK 723269

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

         For the quarterly period ended June 30, 1996

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

The number of shares of the registrant's common stock outstanding as of June 30, 1996 was 1,487,870.

Transitional Small Business Disclosure Format (Check one):

Yes [  ]  No [X]








TOTAL NUMBER OF PAGES:   11   INDEX TO EXHIBITS AT PAGE: N/A

                              IRONSTONE GROUP, INC.


                                     INDEX



                         PART I - FINANCIAL INFORMATION


Item 1. Financial statements (unaudited)                                          Page
  Condensed consolidated statements of operations for the three and six months
   ended June 30, 1996 and 1995.................................................    3

  Condensed consolidated balance sheet at June 30, 1996.........................    5

  Condensed consolidated statements of cash flows for the six months
   ended June 30, 1996 and 1995.................................................    6

  Notes to condensed consolidated financial statements..........................    7

Item 2. Management's discussion and analysis of financial condition
 and results of operations......................................................    8

                           PART II - OTHER INFORMATION

Item 1. Legal proceedings.......................................................    9

                              IRONSTONE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                      THREE MONTHS ENDED
                                                                           JUNE 30,
                                                                ------------------------------

                                                                    1996               1995
                                                                    ----               ----
Revenues:
  Consulting fees                                               $ 1,119,769        $ 2,300,661
  Subscription fees                                                   4,875              5,958
  Interest and other income                                          10,733             41,948
                                                                -----------        -----------
    Total revenues                                                1,135,377          2,348,567
                                                                -----------        -----------

Costs and expenses:
  Salaries and wages, payroll taxes and benefits                  1,058,481          1,048,137
  Depreciation                                                       25,958             26,180
  Amortization                                                       22,876             96,057
  Bad debt expense                                                   67,333            132,972
  Rent expense                                                       97,696             98,289
  Professional fees                                                 115,768             60,184
  Advertising and promotion                                          19,175             84,978
  Office expense                                                     43,326             57,328
  Referral and split fees                                            15,481             64,787
  Travel and entertainment                                           45,871             34,806
  Research expense                                                   21,379             23,851
  Communications                                                     14,350             19,875
  Interest expense                                                   31,123             23,057
  Other operating expenses                                           32,166             40,366
  Non-operating expenses                                               --              120,467
                                                                -----------        -----------
    Total costs and expenses                                      1,610,983          1,931,334
                                                                -----------        -----------

Income (loss) before income taxes and
  minority interest                                                (475,606)           417,233
Income taxes                                                          3,300               --
Minority interest                                                   (35,339)           119,019
                                                                -----------        -----------

Net income (loss)                                               $  (443,567)       $   298,214
                                                                ===========        ===========


Net income (loss) per common and common equivalent share:

  Net income (loss) per share                                   $     (0.30)       $      0.20
                                                                ===========        ===========

  Average shares outstanding                                      1,487,870          1,487,870









   The accompanying notes are an integral part of these condensed consolidated financial statements.

                              IRONSTONE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             SIX MONTHS ENDED
                                                                  JUNE 30,
                                                       ------------------------------

                                                           1996               1995
                                                           ----               ----
Revenues:
  Consulting fees                                      $ 2,539,800        $ 3,372,056
  Subscription fees                                          9,750             12,908
  Interest and other income                                 17,220             99,629
                                                       -----------        -----------
    Total revenues                                       2,566,770          3,484,593
                                                       -----------        -----------

Costs and expenses:
  Salaries and wages, payroll taxes and benefits         2,077,538          2,251,671
  Depreciation                                              52,112             49,590
  Amortization                                              45,752            188,081
  Bad debt expense                                         152,652            213,273
  Rent expense                                             207,960            204,222
  Professional fees                                        181,352            178,313
  Advertising and promotion                                 55,920            148,847
  Office expense                                           101,584            118,594
  Referral and split fees                                   45,268            110,749
  Travel and entertainment                                  89,339             76,693
  Research expense                                          47,757             47,475
  Communications                                            35,656             38,167
  Interest expense                                          56,532             47,729
  Other operating expenses                                  87,349             58,204
  Non-operating expenses                                      --              200,676
                                                       -----------        -----------
    Total costs and expenses                             3,236,771          3,932,284
                                                       -----------        -----------

Loss before income taxes and
  minority interest                                       (670,001)          (447,691)
Income taxes                                                 3,300               --
Minority interest                                          (52,820)            19,777
                                                       -----------        -----------

Net loss                                               $  (620,481)       $  (467,468)
                                                       ===========        ===========


Net loss per common and common equivalent share:

  Net loss per share                                   $     (0.42)       $     (0.32)
                                                       ===========        ===========

  Average shares outstanding                             1,487,870          1,487,870




   The accompanying notes are an integral part of these condensed consolidated financial statements.

                              IRONSTONE GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1996
                                   (UNAUDITED)


ASSETS:
Current assets:
  Cash                                                                               $    654,001
  Marketable securities available for sale                                              1,184,400
  Accounts receivable, net of allowance for doubtful
    accounts of $663,020                                                                2,693,860
  Prepaid expenses                                                                         92,160
                                                                                     ------------
    Total current assets                                                                4,624,421
                                                                                     ------------

Property and equipment                                                                    212,930
Costs in excess of net assets of acquired businesses-net                                  207,948
Other assets                                                                               10,554
                                                                                     ------------
    Total assets                                                                     $  5,055,853
                                                                                     ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                                                   $    189,873
  Accrued interest payable                                                                 17,171
  Accrued compensation                                                                    443,460
  Customer deposits                                                                       100,497
  Line of credit                                                                          350,000
  Due to officer                                                                          200,000
  Minority interest in consolidated subsidiaries                                          180,459
  Capitalized lease obligations-current portion                                            47,150
  Notes payable-current portion                                                           467,045
  Other current liabilities                                                               225,407
                                                                                     ------------
    Total current liabilities                                                           2,221,062
                                                                                     ------------

Capitalized lease obligations-net of current portion                                       39,536
Notes payable-net of current portion                                                      296,364
                                                                                     ------------
    Total non-current liabilities                                                         335,900
                                                                                     ------------

Minority interest in consolidated subsidiaries                                             75,751
                                                                                     ------------

Shareholders' equity:
  Preferred stock, $0.01 par value, 5,000,000 shares authorized of which there are no issued and outstanding shares
  Common stock, $0.01 par value, 25,000,000 shares
    authorized of which 1,487,870 shares are
    issued and outstanding                                                                 14,879
  Additional paid in capital                                                           21,170,385
  Accumulated deficit                                                                 (19,060,347)
  Unrealized holding gain on marketable securities
    available for sale                                                                    298,223
                                                                                     ------------
    Total shareholders' equity                                                          2,423,140
                                                                                     ------------
    Total liabilities and shareholders' equity                                       $  5,055,853
                                                                                     ============



   The accompanying notes are an integral part of these condensed consolidated financial statements.

                              IRONSTONE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       SIX MONTHS ENDED
                                                                           JUNE 30,
                                                               ------------------------------

                                                                   1996               1995
                                                                   ----               ----

OPERATING ACTIVITIES:
  Net loss                                                     $  (620,481)       $  (467,468)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
    Depreciation                                                    52,112             49,590
    Amortization                                                    45,752            188,081
    Undistributed minority interest                                (52,820)            19,777

    Changes in assets and liabilities:
      Accounts receivable                                        1,181,276           (778,129)
      Other current assets                                         (41,951)            59,382
      Other assets                                                   2,688            (56,318)
      Accounts payable                                              29,535             43,241
      Accrued compensation                                            (135)           104,627
      Other current liabilities                                   (154,688)          (466,945)
                                                               -----------        -----------
        Net cash provided (used) by operating activities           441,288         (1,304,162)
                                                               -----------        -----------

INVESTING ACTIVITIES:

    Collection of other receivable                                    --              788,632
    Purchase of marketable securities                             (227,316)              --
    Purchase of property and equipment                             (19,670)          (102,079)
                                                               -----------        -----------
      Net cash provided (used) by investing activities            (246,986)           686,553
                                                               -----------        -----------

FINANCING ACTIVITIES:

    Purchase of minority interest                                  (50,000)              --
    Borrowings from line of credit                                 225,000               --
    Payments on capitalized lease obligations                      (21,685)           (14,738)
    Payments on notes payable                                     (447,774)          (552,000)
                                                               -----------        -----------
      Net cash used by financing activities                       (294,459)          (566,738)
                                                               -----------        -----------

Net decrease in cash                                              (100,157)        (1,184,347)
Cash at beginning of period                                        754,158          1,599,613
                                                               -----------        -----------
Cash at end of period                                          $   654,001        $   415,266
                                                               ===========        ===========



   The accompanying notes are an integral part of these condensed consolidated financial statements.

                              IRONSTONE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 1996
                                   (UNAUDITED)


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

2. LINE OF CREDIT

In June 1996, the Company renewed its $500,000 revolving operating line of credit. The line of credit bears interest on amounts borrowed at the lending bank's prime rate plus 1.25% and is collateralized by BPA and BPC accounts receivable and other business assets. At June 30, 1996, the Company had $350,000 outstanding on the line of credit. The line of credit matures and is payable in full in June 1997.

                              IRONSTONE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 1996
                                   (UNAUDITED)


3. PURCHASE OF MINORITY INTEREST

On May 7, 1996, BPA purchased from a minority shareholder of BPA, 182 shares of BPA's issued and outstanding shares of common stock in exchange for $50,000 cash. The carrying value of the minority interest purchased was $51,704.

4. SUBSEQUENT EVENT

In August 1996, BPA and a minority shareholder of BPA entered into an agreement wherein BPA agreed to purchase 700 shares of BPA's issued and outstanding shares of common stock from the minority shareholder in exchange for $42,500 cash and a note payable of $150,000. The note bears interest at Bank One, Arizona, NA's prime rate with interest only payable September 1, 1996 and principal and interest payable in three equal monthly installments beginning October 1, 1996. The note is collateralized by BPA common stock held by the Company, and the Company has provided a guaranty of this obligation. Minority interest associated with this transaction has been classified as a current liability.

                                       ***

                              IRONSTONE GROUP, INC.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results Of Operations

Company revenues for the three and six month periods ended June 30, 1996 decreased 51.7% and 26.3% as compared to the same periods in 1995. Such decreases were a result of lower interest income and a change in the Arizona statutes which has delayed consideration of real property tax appeals in that jurisdiction. California revenues for the same periods increased as compared to the prior year.

Costs and expenses for the three and six month periods ended June 30, 1996 decreased 16.6% and 17.7% as compared to such periods in 1995. Amortization expense declined by 76.2% and 75.7% as a result of the write-down in 1995 of costs in excess of net assets acquired (goodwill) associated with the acquisition of BPA. (See the Company's Form 10-KSB for the year ended December 31, 1995). Non-operating expenses declined by 100% for both periods as the Company focused on its core businesses. Interest expense for the six months ended June 30, 1996 was $56,532 compared to $47,729 for the comparable period in 1995. This increase was primarily due to an increase in borrowing on the Company's line of credit and brokerage accounts. Due to the seasonal nature of BPA and BPC revenues (discussed in Note 1 to the condensed consolidated financial statements), the Company does not believe that its results of operations for the three and six month periods ended June 30, 1996 are indicative of the results of operations in future periods.

Liquidity And Capital Resources

The Company's working capital decreased by $286,351 and $664,893 during the three and six month periods ended June 30 1996. Cash decreased by $100,157 to $654,001 during the six month period ended June 30, 1996. The decrease in cash was a result of the purchase of marketable securities and payments on notes payable to the minority shareholders of BPA. Cash increased by $178,111 during the three month period ended June 30, 1996. This increase was due primarily to increased collections of accounts receivable. Management believes that its current level of cash, anticipated cash flow from operations and line of credit will be adequate to meet its operating needs through the end of 1996.

The Company may obtain additional capital through additional bank borrowings and public or private sales of equity securities and exercises of outstanding stock options. There can be no assurance, however, that such additional financing will be available on terms favorable to the Company, or at all.

                              IRONSTONE GROUP, INC.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

In January 1994, as part of the Company's First Amended Plan of Reorganization ("the Plan"), the Company settled a disputed claim with an individual for $100,000, the payment of which was to be made to the individual from the last $100,000 owed and paid by St. George Crystal, Ltd. ("SGC") on certain promissory notes, stocks and warrants ("the Notes"). In December 1994, the Company sold its remaining 30% undivided interest in the Notes. In February 1995, and again on May 6, 1996, the Company and the court-appointed receiver for the Notes, received notice from the individual that, as a result of the Company's disposition of the Notes, the $100,000 owed to such individual was due. The Company believes that no payment is due to such individual at this time and in the event Ironstone were to make such payment it would be indemnified. To date, no suit has been filed against the Company of which the Company is aware.

In April 1995, litigation was commenced by SGC in Pittsburgh, Pennsylvania against Ironstone and others with regard to enforcement of obligations owing under the Notes executed by SGC and the validity of the assignment of the Notes by Ironstone. The case was transferred to the United States Bankruptcy Court for the Northern District of California in San Francisco. On March 6, 1996, the Bankruptcy Court issued an Order Dismissing Adversary Proceeding which provided in part that "Defendant Ironstone Group, Inc....and Defendant Michael Y.
McGovern hold(s) no interest in the proceeds of the [SGC Loan Documents]," thereby confirming the validity of the assignment.

On June 10, 1996, a settlement agreement was entered into by SGC and various other parties settling most but not all disputes among them. In particular, the individual's claim against the Company for $100,000 referred to in the first paragraph above seems to be resolved by the settlement.

Other than legal proceedings in which BPA and BPC are involved in the ordinary course of business, the Company is not a party to any other material legal proceedings.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of August, 1996.

IRONSTONE GROUP, INC.


By:  /s/ Robert L. Miller
   ----------------------
   Robert L. Miller
   Chief Executive Officer
   (Principal Executive Officer)


By: /s/ Mark M. Glickman
   ---------------------
   Mark M. Glickman
   Chief Financial Officer
   (Principal Financial and Accounting Officer)