Form 10QSB
period 1996-09-30
IRONSTONE GROUP INC
filed 1996-11-15
CIK 723269

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the quarterly period ended September 30, 1996

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

               ONE BUSH STREET, SUITE 650, SAN FRANCISCO, CA 94104 (Address of principal executive offices, including zip code)

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

The number of shares of the registrant's common stock outstanding as of September 30, 1996 was 1,487,870.

Transitional Small Business Disclosure Format (Check one):

Yes [  ]  No [X]













TOTAL NUMBER OF PAGES:   12   INDEX TO EXHIBITS AT PAGE: N/A

                              IRONSTONE GROUP, INC.


                                      INDEX



                         PART I - FINANCIAL INFORMATION

Item 1. Financial statements (unaudited)                                        Page
                                                                                ----

  Condensed consolidated statements of operations for the three and nine months ended September 30, 1996 and 1995............................................  3

  Condensed consolidated balance sheet at September 30, 1996....................  5

  Condensed consolidated statements of cash flows for the nine months ended September 30, 1996 and 1995............................................  6

  Notes to condensed consolidated financial statements..........................  7

Item 2. Management's discussion and analysis of financial condition and results of operations......................................................  9


                           PART II - OTHER INFORMATION


Item 1. Legal proceedings.......................................................  11

                              IRONSTONE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                      THREE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                ------------------------------

                                                                    1996              1995
                                                                -----------        -----------

Revenues:
  Consulting fees                                               $   594,247        $ 1,363,220
  Subscription fees                                                   4,874              7,475
  Interest and other income                                          12,236             15,671
                                                                -----------        -----------
    Total revenues                                                  611,357          1,386,366
                                                                -----------        -----------
Costs and expenses:
  Salaries and wages, payroll taxes and benefits                    888,408            897,856
  Depreciation                                                       27,625             33,840
  Amortization                                                       22,939            108,710
  Bad debt expense                                                   35,662             82,367
  Rent expense                                                      108,951            106,672
  Professional fees                                                  (1,055)            76,616
  Advertising and promotion                                          29,928             58,120
  Office expense                                                     48,263             50,939
  Referral and split fees                                            39,871             26,971
  Travel and entertainment                                           23,750             21,124
  Research expense                                                   21,273             21,827
  Communications                                                     15,325             22,279
  Interest expense                                                   31,546             22,611
  Other operating expenses                                           49,540             17,592
  Non-operating expenses                                                 --            100,529
                                                                -----------        -----------
    Total costs and expenses                                      1,342,026          1,648,053
                                                                -----------        -----------

Loss before income taxes and
  minority interest                                                (730,669)          (261,687)
Income taxes                                                             --                 --
Minority interest                                                   (23,097)           (31,494)
                                                                -----------        -----------

Net loss                                                        $  (707,572)       $  (230,193)
                                                                ===========        ===========


Net loss per common and common equivalent share:

  Net loss per share                                            $     (0.48)       $     (0.15)
                                                                ===========        ===========

  Average shares outstanding                                      1,487,870          1,487,870









         The accompanying notes are an integral part of these condensed consolidated financial statements.

                              IRONSTONE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                       ------------------------------

                                                          1996               1995
                                                       -----------       ------------
Revenues:
  Consulting fees                                      $ 3,134,047        $ 4,735,276
  Subscription fees                                         14,624             20,383
  Interest and other income                                 29,456            115,300
                                                       -----------        -----------
    Total revenues                                       3,178,127          4,870,959
                                                       -----------        -----------

Costs and expenses:
  Salaries and wages, payroll taxes and benefits         2,965,946          3,149,527
  Depreciation                                              79,737             83,430
  Amortization                                              68,691            296,791
  Bad debt expense                                         188,314            295,640
  Rent expense                                             316,911            310,894
  Professional fees                                        180,297            254,929
  Advertising and promotion                                 85,848            206,967
  Office expense                                           149,847            169,533
  Referral and split fees                                   85,139            137,720
  Travel and entertainment                                 113,089             97,817
  Research expense                                          69,030             69,302
  Communications                                            50,981             60,446
  Interest expense                                          88,078             70,340
  Other operating expenses                                 136,889             75,796
  Non-operating expenses                                        --            301,205
                                                       -----------        -----------
    Total costs and expenses                             4,578,797          5,580,337
                                                       -----------        -----------

Loss before income taxes and
  minority interest                                     (1,400,670)          (709,378)
Income taxes                                                 3,300                 --
Minority interest                                          (75,917)           (11,717)
                                                       -----------        -----------

Net loss                                               $(1,328,053)       $  (697,661)
                                                       ===========        ===========


Net loss per common and common equivalent share:

  Net loss per share                                   $     (0.89)       $     (0.47)
                                                       ===========        ===========

  Average shares outstanding                             1,487,870          1,487,870









         The accompanying notes are an integral part of these condensed consolidated financial statements.

                              IRONSTONE GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)


ASSETS:
Current assets:
  Cash                                                         $    392,416
  Marketable securities available for sale                        1,052,800
  Accounts receivable, net of allowance for doubtful
    accounts of $627,412                                          1,873,089
  Accrued interest receivable                                         1,924
  Prepaid expenses                                                   79,653
                                                               ------------
    Total current assets                                          3,399,882
                                                               ------------

Property and equipment                                              195,784
Costs in excess of net assets of acquired businesses-net            185,009
Other assets                                                         10,554
                                                               ------------
    Total assets                                               $  3,791,229
                                                               ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                             $     53,113
  Accrued interest payable                                           21,753
  Accrued compensation                                              455,846
  Customer deposits                                                  98,839
  Line of credit                                                    350,000
  Due to officer                                                     50,000
  Capitalized lease obligations-current portion                      48,476
  Notes payable-current portion                                     585,086
  Other current liabilities                                         189,098
                                                               ------------
    Total current liabilities                                     1,852,211
                                                               ------------

Capitalized lease obligations-net of current portion                 26,909
Notes payable-net of current portion                                260,932
                                                               ------------
    Total non-current liabilities                                   287,841

Minority interest in consolidated subsidiaries                       67,209
                                                               ------------
Shareholders' equity:
  Preferred stock, $0.01 par value, 5,000,000 shares
    authorized of which there are no issued and
    outstanding shares
  Common stock, $0.01 par value, 25,000,000 shares
    authorized of which 1,487,870 shares are
    issued and outstanding                                           14,879
  Additional paid in capital                                     21,170,385
  Accumulated deficit                                           (19,767,919)
  Unrealized holding gain on marketable securities
    available for sale                                              166,623
                                                               ------------
    Total shareholders' equity                                    1,583,968
                                                               ------------
    Total liabilities and shareholders' equity                 $  3,791,229
                                                               ============



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                              IRONSTONE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                               ------------------------------

                                                                  1996                1995
                                                               -----------        -----------
OPERATING ACTIVITIES:
  Net loss                                                     $(1,328,053)       $  (697,661)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
    Depreciation                                                    79,737             83,429
    Amortization                                                    68,691            296,792
    Loss on purchase of minority interest                           26,598                 --
    Undistributed minority interest                                (75,917)           (11,717)

    Changes in assets and liabilities:
      Accounts receivable                                        2,002,047           (443,625)
      Other current assets                                         (31,368)            60,651
      Other assets                                                   2,688            (63,537)
      Accounts payable                                            (107,225)            55,932
      Accrued compensation                                          12,251             83,039
      Other liabilities                                           (338,075)          (477,597)
                                                               -----------        -----------
        Net cash provided (used) by operating activities           311,374         (1,114,294)
                                                               -----------        -----------

INVESTING ACTIVITIES:
    Collection of other receivable                                      --            788,632
    Purchase of marketable securities available for sale          (227,316)          (150,300)
    Purchase of property and equipment                             (30,149)          (106,168)
                                                               -----------        -----------
      Net cash provided (used) by investing activities            (257,465)           532,164
                                                               -----------        -----------

FINANCING ACTIVITIES:
    Purchase of minority interest                                  (92,500)                --
    Borrowings from line of credit                                 225,000                 --
    Payments on capitalized lease obligations                      (32,986)           (23,245)
    Payments on notes payable                                     (515,165)          (604,000)
                                                               -----------        -----------
      Net cash used by financing activities                       (415,651)          (627,245)
                                                               -----------        -----------

Net decrease in cash                                              (361,742)        (1,209,375)
Cash at beginning of period                                        754,158          1,599,613
                                                               -----------        -----------
Cash at end of period                                          $   392,416        $   390,238
                                                               ===========        ===========



Supplemental disclosure of non-cash financing activities:

On July 27, 1996, BPA purchased from a minority shareholder of BPA, 700 shares of BPA's issued and outstanding shares of common stock in exchange for $42,500 cash and a note payable of $150,000. (Note 3).



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                              IRONSTONE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)


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

Seasonality Of Consulting Fee Revenue

A significant portion of the Company's revenue is seasonal. Historically, a substantial portion of BPA's revenue has been recognized in the second quarter of the year. Due to a change in the Arizona statutes which has delayed consideration of real property tax appeals in that jurisdiction until the fourth quarter, a substantial portion of BPA's revenues will now be recognized in the fourth quarter. In addition, certain types of BPC's revenues which have generally been recognized in the third quarter will not be recognized until the fourth quarter because certain real property value information was not made available by the taxing authorities as of the end of the third quarter. For this and other reasons, the results of operations for interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain 1995 amounts have been reclassified to conform to the 1996 presentation.

                              IRONSTONE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)


2. LINE OF CREDIT

In June 1996, the Company renewed its $500,000 revolving operating line of credit. The line of credit bears interest on amounts borrowed at the lending bank's prime rate plus 1.25% and is collateralized by BPA and BPC accounts receivable and other business assets. At September 30, 1996, the Company had $350,000 outstanding on the line of credit. The line of credit matures and is payable in full in June 1997.


3. PURCHASE OF MINORITY INTEREST

On May 7, 1996, BPA purchased from a minority shareholder of BPA, 182 shares of BPA's issued and outstanding shares of common stock in exchange for $50,000 cash. The carrying value of the minority interest purchased was $51,704.

On July 27, 1996, BPA purchased from a minority shareholder of BPA, 700 shares of BPA's issued and outstanding shares of common stock in exchange for $42,500 cash and a note payable of $150,000. The note bears interest at Bank One, Arizona, NA's prime rate with interest only payable September 1, 1996 and principal and interest payable in three equal monthly installments beginning October 1, 1996. The note is collateralized by BPA common stock held by the Company, and the Company has provided a guaranty of this obligation. The carrying value of the minority interest purchased was $165,902.



                                       ***

                              IRONSTONE GROUP, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity And Capital Resources

The Company's working capital decreased by $855,686 and $1,701,038 during the three and nine month periods ended September 30 1996. Cash decreased by $261,585 and $361,742 during the same periods. The decreases in cash were primarily due to the purchase of marketable securities and payments on notes payable to the minority shareholders of BPA. Cash generated from operations was $311,374 for the nine month period ended September 30, 1996. Management believes that its current level of cash, anticipated cash flow from operations and line of credit will be adequate to meet its operating needs through the end of 1996.

The Company may obtain additional capital through additional bank borrowings and public or private sales of equity securities and exercises of outstanding stock options. There can be no assurance, however, that such additional financing will be available on terms favorable to the Company, or at all.

Results Of Operations

Company revenues for the three month period ended September 30, 1996 decreased $775,009 or 55.9% as compared to the same period in 1995 primarily due to a $833,201 decrease in the California revenues resulting in large part from a delay in receiving certain additional real property value information from the taxing authorities within the California jurisdictions. This additional information was not made available from the taxing authorities as of the end of the third quarter but is expected to be received in the fourth quarter. The result is that revenues for the three month period ended September 30, 1996 is not comparable to the same period in 1995. Company revenues for the nine month period ended September 30, 1996 decreased $1,692,832 or 34.7% as compared to the same period in 1995 primarily due to the aforementioned comment regarding the California revenues as well as a $1,234,630 decrease in the Arizona revenues. The decrease in the Arizona revenues results primarily from a change in the Arizona statutes which has delayed consideration of real property tax appeals in that jurisdiction until the fourth quarter as well as an overall decrease in the Arizona revenues.

Costs and expenses for the three and nine month periods ended September 30, 1996 decreased 18.6% and 17.9% as compared to the same periods in 1995. Amortization expense declined by 78.9% and 76.9% as a result of the write-down in 1995 of costs in excess of net assets acquired (goodwill) associated with the acquisition of BPA (see the Company's Form 10-KSB for the year ended December 31, 1995). Professional fees declined by 101.4% and 29.3% primarily due to a reduced reliance on outside collection attorneys and a reduction in legal fees associated with real property tax appeals in Arizona. Non-operating expenses declined by 100% for both periods as the Company has focused on its core businesses in 1996. Interest expense for the nine months ended September 30, 1996 increased by 25.2% as compared to the same period in 1995 primarily due to an increase in borrowing on the Company's line of credit and brokerage accounts. Due to the seasonal nature of BPA and BPC revenues (discussed in Note 1 to the condensed consolidated financial statements), the Company does not believe that its results of operations for the three and nine month periods ended September 30, 1996 are indicative of the results of operations in future periods.

                             IRONSTONE GROUP, INC.


Special Note Regarding Forward-Looking Statements

Certain of the statements in this document that are not historical facts including, without limitation, statements of future expectations, projections of financial condition and results of operations, statements of future economic performance and other forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to differ materially from those contemplated in such forward-looking statements. In addition to the specific matters referred to herein, important factors which may cause actual results to differ from those contemplated in such forward-looking statements include (i) the results of the Company's efforts to implement its business strategy; (ii) actions of the Company's competitors and the Company's ability to respond to such actions; (iii) changes in governmental regulation, tax rates and similar matters; and (iv) other risks detailed in the Company's other filings with the Commission.

                              IRONSTONE GROUP, INC.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In January 1994, as part of the Company's First Amended Plan of Reorganization ("the Plan"), the Company settled a disputed claim with an individual for $100,000, the payment of which was to be made to the individual from the last $100,000 owed and paid by St. George Crystal, Ltd. ("SGC") on certain promissory notes, stocks and warrants ("the Notes"). In December 1994, the Company sold its remaining 30% undivided interest in the Notes. In February 1995, and again on May 6, 1996, the Company and the court-appointed receiver for the Notes, received notice from the individual that as a result of the Company's disposition of the Notes, the $100,000 owed to such individual was due. The Company believes that no payment is due to such individual at this time and in the event the Company were to make such payment it would be indemnified. To date, no suit has been filed against the Company of which the Company is aware.

In April 1995, litigation was commenced by SGC in Pittsburgh, Pennsylvania against the Company and others with regard to enforcement of obligations owing under the Notes executed by SGC and the validity of the assignment of the Notes by the Company. The case was transferred to the United States Bankruptcy Court for the Northern District of California in San Francisco ("the Bankruptcy Court"). On March 6, 1996, the Bankruptcy Court issued an Order Dismissing Adversary Proceeding which provided in part that "Defendant Ironstone Group,
Inc....and Defendant Michael Y. McGovern hold(s) no interest in the proceeds of the [SGC Loan Documents]," thereby confirming the validity of the assignment.

On June 10, 1996, a settlement agreement was entered into by SGC and various other parties settling most but not all disputes among them. In particular, the individual's claim against the Company for $100,000 referred to in the first paragraph above seems to be resolved by the settlement.

On May 13, 1996, the Bankruptcy Court issued an order at the Company's request which (i) confirmed that the Company's Plan had been fully administered and (ii) closed the Company's Chapter 11 case.

Other than legal proceedings in which BPA and BPC are involved in the ordinary course of business, the Company is not a party to any other material legal proceedings.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of November, 1996.

IRONSTONE GROUP, INC.


By:  /s/ Robert L. Miller
   ----------------------
   Robert L. Miller
   Chief Executive Officer and
   Chief Financial Officer
   (Principal Executive Officer)