Form 10KSB40
period 1996-03-31
IRONSTONE GROUP INC
filed 1997-03-31
CIK 723269

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-12346

                              IRONSTONE GROUP, INC.
                (Name of Registrant as specified in its charter)

         DELAWARE                                          95-2829956
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

              9665 CHESAPEAKE DRIVE, SUITE 430, SAN DIEGO, CA 92123 (Address of principal executive offices, including zip code)

                                 (619) 292-8777
              (Registrant's telephone number, including area code)

         Securities registered under Section 12(b) of the Exchange Act:
                                      NONE

         Securities registered under Section 12(g) of the Exchange Act:
                          COMMON STOCK, $0.01 PAR VALUE

Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No[ ]

The Registrant's revenues for the fiscal year ended December 31, 1996 were $8,581,212.

The approximate aggregate market value of voting stock held by non-affiliates of the Registrant was $111,983 as of March 21, 1997 based on the closing bid price on March 21, 1997. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

As of March 21, 1997, 1,487,870 shares of Common Stock, $0.01 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report (the "1997 Proxy Statement").

Transitional Small Business Disclosure Format:    Yes [  ]    No [X]

                                TABLE OF CONTENTS

                                                                                           PAGE
                                                                                           ----
PART I:

Item 1.     Business ...................................................................      3

Item 2.     Properties .................................................................      6

Item 3.     Legal Proceedings ..........................................................      7

Item 4.     Submission of Matters to a Vote of Security Holders ........................      7


PART II:

Item 5.     Market for Registrant's Common Equity and Related Stockholders Matters .....      8

Item 6.     Management's Discussion and Analysis of Financial Condition and Results of
            Operation ..................................................................      8

Item 7.     Financial Statements and Supplementary Data ................................      9

Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure ..............................................................         9

PART III:

Item 9.     Directors, Executive Offices, Promoters and Control Persons; Compliance With
            Section 16(a) of the Exchange Act .......................................        10

Item 10.    Executive Compensation .....................................................     10

Item 11.    Security Ownership of Certain Beneficial Owners and Management .............     10

Item 12.    Certain Relationships and Related Transactions .............................     10


PART IV:

Item 13.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K ...........     11

SIGNATURES .............................................................................     12

                                     PART 1

ITEM 1. BUSINESS

                                   BACKGROUND

Ironstone Group, Inc., a Delaware corporation known as OXOCO, Inc. prior to 1988 (the "Company"), was incorporated in 1972. Since 1986, a majority of the Company's outstanding shares has been owned by Hambrecht & Quist Group, a San Francisco-based investment banking and venture capital firm, and its affiliates (collectively "H&Q"), and H&Q presently owns over 60% of the Company's outstanding voting shares.

The Company's principal executive offices are located at 9665 Chesapeake Drive, Suite 430, San Diego, CA 92123 and its telephone number is (619) 292-8777.

BANKRUPTCY

In January 1991, the Company filed a voluntary petition for protection under Title 11 of the U.S. Code in the United States Bankruptcy Court for the Northern District of California (the "Bankruptcy Court"). The Company's First Amended Plan of Reorganization, as modified (the "Plan"), was confirmed by the Bankruptcy Court on May 24, 1993, and the effective date pursuant to the terms of the Plan was July 15, 1993. On May 13, 1996, the Bankruptcy Court issued an order at the Company's request which (i) confirmed that the Company's Plan had been fully administered and (ii) closed the Company's Chapter 11 case.

ACQUISITION OF BELT PERRY ASSOCIATES, INC.

In October 1993, the Company purchased from Belt Perry Associates, Inc., an Arizona corporation ("BPA"), 80% of BPA's outstanding shares for consideration consisting of (i) a $2,500,000 cash payment (all of which was used by BPA to redeem certain of its outstanding shares from existing shareholders) and (ii) a guaranty by the Company of certain obligations of BPA in a maximum aggregate amount of $3,500,000 payable to the redeemed BPA shareholders. Simultaneously, the Company purchased from an existing shareholder, 16% of the outstanding shares of Belt Perry Associates, Inc., a California corporation ("BPC"), of which BPA is an 80% shareholder, for a cash payment of $50,000. In addition, the BPC selling shareholder is entitled to receive contingent incentive payments if certain BPC profit targets and other goals are achieved.

BPA and BPC are collectively referred to herein as "Belt Perry" and Ironstone and its consolidated subsidiaries are collectively referred to herein as the "Company".

The consideration paid by the Company for the shares of Belt Perry was determined pursuant to arm's length negotiations between the Company and the shareholders of Belt Perry and was based on various factors concerning the valuation of the business of Belt Perry. A more detailed description of the Company's acquisition of Belt Perry and the full text of the agreements related thereto are incorporated herein by reference from the 1993 Form 8-K.

During 1994 through 1996, BPA purchased from the minority shareholders of BPA, all remaining minority interests in BPA's outstanding shares. During 1995, BPC purchased from the minority shareholder of BPC, an additional 2% of BPC's outstanding shares. The shares of BPC that are not owned by the Company are subject to certain put and call rights which, under certain circumstances, entitle the Company and/or the holder of such shares to require that the shares be purchased by the Company for a price equal to their fair market value.

                                    BUSINESS

The Company's principal business activities are conducted through Belt Perry. Belt Perry is engaged in the business of reviewing and, when deemed appropriate, appealing on behalf of property owners, real and personal property tax assessments before governmental taxing authorities, concentrating primarily on commercial, industrial and multi-tenant residential real estate in Arizona and California. Belt Perry's agreements with its clients typically provide for Belt Perry to be paid a portion of the amount, if any, by which the client's property taxes are reduced as a result of an appeal processed by Belt Perry.

REAL PROPERTY TAX APPEALS

Belt Perry performs real property tax consulting work for over 3,000 commercial, industrial and residential clients, primarily in the states of Arizona and California through its offices in Phoenix, Arizona and San Diego, Los Angeles and Larkspur (a suburb of San Francisco), California. Belt Perry obtains new clients through its account executives via referrals and telephone and direct contact.

Counties charge real property taxes based on the assessed value of real property multiplied by the applicable tax rate. Belt Perry's consulting services include the review and analysis of property records and the filing of property tax appeals. Belt Perry employs state-certified appraisers who are responsible for preparing documentation supporting an opinion of property valuation and negotiating and arguing property tax appeals at hearings on behalf of Belt Perry's clients. A computer-generated appraisal report is the basic document used by the appraiser to support the opinion of property valuation (see "Proprietary System"). Belt Perry typically charges contingent fees based on a percentage of the tax savings, if any, resulting from the property tax appeal. The large majority of the Company's revenues are generated from real property tax appeals.

Arizona Appeal Process

Most of Arizona's real property tax appeals are handled as administrative appeals, which typically begin with a filing with the county assessor, and if such process does not produce results satisfactory to BPA, BPA may appeal as far as the Tax Court Division of the Superior Court of Arizona (the "Superior Court"). Property valuations are set by the county assessor and mailed to property owners between January and March of each year. Property owners have 45 days to appeal the valuation under the administrative appeal process.

BPA downloads certain counties' property tax valuations into its computer system. An appraiser then uses the computer system to obtain the county assessors' valuation for each parcel owned by BPAs' clients and determines whether or not such valuations appear reasonable based on the appraiser's initial valuation of the property. If the appraiser concludes that the assessor's valuation is too high, a property tax appeal is filed with the assessor stating the appraiser's position regarding the appropriate valuation and the basis for such valuation (i.e., income approach, market approach, etc.). The assessor may accept or deny an appeal. If an appeal is denied, BPA has the option of filing an appeal with the County Board of Equalization (the "Equalization Board"), which hears arguments from BPA and the assessor and subsequently determines the appropriate valuation. If the decision rendered by the Equalization Board is unsatisfactory to BPA, BPA has the option of filing an appeal with the State Board of Tax Appeals and, finally, with the Superior Court.

California Appeal Process

The California real property tax appeal process is similar to that of Arizona, but generally involves only two levels: the county assessor and County Board of Equalization. Although there is occasionally judicial review through the Superior Court, it is typically very limited in scope. The normal assessment period occurs between January 1 and July 1 of each year, and appeals filed with the Equalization Board must be filed by September 15 of the same year. Due to the backlog of appeal applications, many counties are currently taking 12 to 24 months to resolve the appeals. Because there is a two-year statute of limitations on all appeal applications, BPC's opinion of property valuation will prevail by default if the Equalization Board does not hold a hearing within two years from the filing date.

PERSONAL PROPERTY TAX APPEALS

Belt Perry files personal property tax appeals on behalf of clients in more than 30 states. Municipalities typically charge personal property taxes based on the assessed value of machinery, equipment, inventories not held for resale, supplies and other miscellaneous items multiplied by the applicable tax rate. Personal property tax appeals generally are filed to contest depreciation rates, items not classified correctly, and assessor audits. Belt Perry typically charges contingent fees based on a percentage of the tax savings, if any, generated from the personal property tax appeal.

TAXNET

BPA's wholly-owned subsidiary, TaxNet, is a national referral network of property tax consultants providing tax appeal services throughout the United States and Canada. BPA charges TaxNet affiliates certain subscription and other fees.

PROPRIETARY SYSTEM

BPA has developed a proprietary system, consisting of a database and software system, that generates a substantial portion of the BPA appraisal report and consequently, significantly reduces the amount of administrative time BPA personnel must devote to each property tax appeal. The system currently holds tens of thousands of market and equity comparable property records, including the property tax rolls for certain counties of Arizona. The software performs a number of different functions, including analysis of pertinent details of county property tax rolls to obtain valuations on selected properties and comparable properties, preparation of market and equity comparables for selected properties, preparation of the income analysis section of the appraisal report, and generation of a substantial portion of the appraisal report utilizing a standardized format. The database is updated on a regular basis with property sales information obtained from third party sources and with additional information on comparable properties selected from the county tax rolls.

BUSINESS STRATEGY

The Company's strategy is to provide property tax and tax-related services with the current primary focus on providing real and personal property tax consulting services. The Company's acquisition of Belt Perry has allowed the Company to provide real and personal property tax consulting services primarily in the western United States. The Company intends to seek opportunities to acquire businesses performing tax-related services or services consistent with the primary focus of the Company, continue to monitor the possibility of expanding its present core business through additional alliances with other firms or individuals and explore opportunities in tax-related services and information services.

Economic factors heavily influence the real and personal property tax assessments by governmental taxing authorities and, consequently, Belt Perry's business is influenced by these same factors. Due to economic and political factors in Arizona, which resulted in property valuations in 1996 being held fairly constant with the 1995 valuations, BPA realized a significant decline in the number of real property tax appeals filed as well as the revenue associated with such appeals in 1996. In addition, property valuations in 1997 did not change significantly from 1996. As a result, the Company reduced its BPA staff by 12 full-time employees in January 1997.

Most governmental taxing authorities have an annual deadline for the filing of a property tax appeal. Such deadlines create a seasonality to the property tax appeal business within certain jurisdictions. The Company's challenge is to manage it's expenses and personnel levels properly while providing high quality customer service.

There can be no assurance that the Company will acquire businesses, form additional alliances, or expand its existing services. Failure to expand the scope of services provided by the Company may have an adverse effect on the Company's results of operations.

COMPETITION

The property tax consulting business is highly fragmented and very competitive. The Company's competitors include firms providing similar tax consulting services, lawyers, accountants, real estate brokers and property managers. Increased competition could result in fee reductions or reduced market share, either of which could adversely affect the Company's results of operations. The Company believes it can compete effectively in the commercial, industrial and multi-tenant residential real property and personal property tax markets due to its trained and experienced personnel, its network of offices and its proprietary system for appraising real estate.

MARKETING STRATEGY

In 1995, the Company endeavored to change the identity of Belt Perry to conform with its own name, and all offices of Belt Perry now operate under the name Ironstone Group, Inc. The Company currently has offices in Phoenix, Arizona and San Diego, Los Angeles and Larkspur, California. In addition, TaxNet has affiliates in 10 other cities.

The Company intends to increase its sales per employee by providing additional training and support to its account executives as well as increasing the number of services offered and sold by its account executives. By providing training and additional sales opportunities, the Company believes it can provide property tax and tax-related services to individual, corporate and institutional clients. There can be no assurance that increased revenue and profitability will result from these efforts. Furthermore, the elapsed time between the filing of an appeal and its resolution means that increased sales efforts now may not translate into increased revenue for one to two years. The failure to expand the Company's revenue would result in a slower rate of growth or no growth at all in the next year, could impede the Company's ability to compete, could result in reduced market share, and may prevent the Company from expanding into new markets, any of which would have an adverse effect on the Company's results of operations.

In order to expand its present regional client base, and in an effort to broaden its marketing presence, the Company has entered into strategic relationships. The Company has entered into a referral agreement with Grubb & Ellis Company ("Grubb & Ellis"), a national real estate firm that specializes in the sale and leasing of commercial properties with approximately 1,100 commercial real estate sales people nationwide. The Company believes that referrals from, and access to, information possessed by Grubb & Ellis has been and will be of great use in arguing for a reduced property value on behalf of clients. In addition, the Company has formed alliances with Stonefield Josephson, a regional accounting firm with offices in San Francisco, Walnut Creek and Santa Monica, California and The REMM Group, a real estate consulting and property management company headquartered in Anaheim, California. The objective of such alliances is to leverage these relationships through referrals and joint activities. In addition to the above-described relationships, the Company intends to seek additional alliances which are intended to broaden the Company's market base and services provided. There can be no assurance that additional alliances will be established.

The Company believes that an important aspect of it's marketing strategy is to provide ongoing customer service, such as periodic updates on the status of various appeals and periodic opinions regarding the value upon which tax savings may be based. The Company is continually working to improve and expand its management information systems in order to quickly and accurately provide a status report for a portfolio of properties in multiple locations. In addition, the Company intends to continue to refine its systems capability in order to achieve tax reductions for future clients with the same degree of success that it has achieved to date. There can be no assurance that the Company will succeed in these endeavors.

The primary objectives of the Company in 1997 will be to increase revenues from the present core business, especially in the area of personal property tax appeals, while controlling expenses, and to identify and begin the launch of new services that complement the Company's focus on providing property tax and tax-related services.

EMPLOYEES

As of March 21, 1997, the Company had 31 total employees comprised of 8 full-time employees at BPA and 23 full-time employees at BPC. None of the Company's employees are subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.


ITEM 2. PROPERTIES

The Company's principal executive offices are located in 250 square feet of leased office space in San Diego, California. BPA leases approximately 16,000 and 800 square feet of office space in Phoenix, Arizona and San Rafael, California, respectively. Such leases expire in June 1999 and March 2000, respectively. The Company subleases a portion of its office space in Phoenix, Arizona and is currently attempting to sublease additional space. BPC leases approximately 9,400 and 1,700 square feet of office space in San Diego and Los Angeles, California, respectively . The San Diego lease expires in September 1997 and the Los Angeles lease is on a month-to-month basis. The Company believes that its current space is adequate for its operations.

ITEM 3. LEGAL PROCEEDINGS

In January 1994, as part of the Plan, the Company settled a disputed claim with an individual for $100,000, the payment of which was to be made to the individual from the last $100,000 owed and paid by St. George Crystal, Ltd. ("SGC") on certain promissory notes, stocks and warrants (the "Notes"). In December 1994, the Company sold its remaining 30% undivided interest in the Notes. In February 1995, and again on May 6, 1996, the Company and the court-appointed receiver for the Notes, received notice from the individual that as a result of the Company's disposition of the Notes, the $100,000 owed to such individual was due. The Company believes that no payment is due to such individual at this time and in the event the Company were to make such payment it would be indemnified. To date, no suit has been filed against the Company of which the Company is aware.

In April 1995, litigation was commenced by SGC in Pittsburgh, Pennsylvania against the Company and others with regard to enforcement of obligations owing under the Notes executed by SGC and the validity of the assignment of the Notes by the Company. The case was transferred to the Bankruptcy Court. On March 6, 1996, the Bankruptcy Court issued an Order Dismissing Adversary Proceeding which provided in part that "Defendant Ironstone Group, Inc....and Defendant Michael
Y. McGovern hold(s) no interest in the proceeds of the [SGC Loan Documents]," thereby confirming the validity of the assignment.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of stockholders during the fourth quarter of 1996.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is not eligible for publication of quotations on any securities market and the Company is not aware of any recent material trading activity in shares of its Common Stock. As of March 21, 1997, there were approximately 1,041 holders of record of the Company's Common Stock. The Company has not paid cash dividends on its Common Stock since its inception and does not intend to pay cash dividends on its Common Stock in the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Year ended December 31, 1996

Revenues for fiscal 1996 were $8,581,212, an increase of $936,238 or 12.3% as compared to fiscal 1995. This increase was due to a $2,080,265 increase in the California revenues partially offset by a $1,123,327 decrease in the Arizona revenues. The increase in the California revenues results primarily from a revision in the Company's contracts with its California clients which revised the Company's method of billing. The decision to revise the California contracts was based on market conditions as well as current practice by the Company's major competitors (see Note 13 to the consolidated financial statements). The decrease in the Arizona revenues was primarily due to economic and political factors in Arizona, which resulted in 1996 property valuations being held fairly constant with the 1995 valuations. As a result, BPA realized a significant decline in the number of property tax appeals filed in 1996 as well as the revenue associated with such appeals.

Costs and expenses for fiscal 1996 decreased by $900,479, a decrease of 10.1% as compared to fiscal 1995. This decrease was primarily due to decreases in salaries and wages, amortization expense and non-operating expenses, partially offset by an increase in bad debt expense.

Bad debt expense increased $1,427,739 or 246% primarily due to management's decision to increase its bad debt provision by approximately $1,378,700 related to revenues billed under the revised California contracts discussed above (see
Note 13 to the consolidated financial statements).

Salaries and wages decreased by $373,344 or 8.3% primarily due to the effects of a decrease in personnel that occurred in the later part of 1995 as well as voluntary salary reductions by certain executive officers in 1996.

Amortization expense decreased by $1,318,721 or 93.5% as a result of the write-down in 1995 of costs in excess of net assets acquired (goodwill) associated with the acquisition of BPA to reflect the impairment of this asset (see Note 6 to the consolidated financial statements).

Non-operating expenses decreased by $444,945 or 100% as a result of the write-off in 1995 of costs and expenses associated with the development of a sales and use tax software product for resale and an on-line resume and career placement service. Such projects were abandoned by the Company in 1995.


Year ended December 31, 1995

Revenues for 1995 were $7,644,974, a decrease of $420,326 or 5.2% as compared to fiscal 1994. This decrease was entirely attributable to a decrease in interest income of $454,259 which was partially offset by a $33,933 increase in operating revenues. The increase in operating revenues was comprised of an increase in the California revenues of $800,218 and a decrease in the Arizona revenues of $766,285.

Costs and expenses for 1995 increased by $1,053,223, an increase of 13.4% as compared to fiscal 1994. This increase was primarily due to increases in amortization expense, bad debt expense and non-operating expenses.

Amortization expense increased $1,056,802 or 299% as a result of management's decision to write-down costs in excess of net assets acquired (goodwill) associated with the acquisition of BPA to reflect the impairment of this asset (see Note 6 to the consolidated financial statements).

Bad debt expense increased $203,416 or 53.8% primarily as a result of management's decision to increase its bad debt provision by $115,000 related to roll correction revenue. In 1995, the taxing authorities within California introduced a roll correction process to reduce property tax assessments. At December 31, 1995, management was uncertain whether or not the Company would experience an increase in its bad debt expense as a result of recording roll correction revenue. In light of this uncertainty, management provided an additional bad debt provision of $115,000.

Non-operating expenses increased $444,945 or 100% as a result of the write-off of costs and expenses associated with the development of a sales and use tax software product for resale and an on-line resume and career placement service. Such projects were abandoned by the Company in 1995.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the year ended December 31, 1996 was $796,800. Due to the Company's profitable operations in fiscal 1996 and the unrealized holding gain on marketable securities held for sale in the amount of $499,834, working capital at December 31, 1996 was $3,733,606, an increase of $484,895 over fiscal 1995.

Net cash used by investing activities for the year ended December 31,1996 was $264,282, consisting primarily of the purchase of marketable securities available for sale totaling $227,316.

Net cash used by financing activities for the year ended December 31, 1996 was $757,133, consisting of payments on notes payable of $695,025, payments on capitalized lease obligations of $44,608, the purchases of minority interests in consolidated subsidiaries totaling $242,500, offset by an increase in the Company's line of credit in the amount of $225,000. On May 7, 1996, BPA purchased from a minority shareholder of BPA, 182 shares of BPA's issued and outstanding shares of common stock in exchange for $50,000 cash. On July 27, 1996, BPA purchased from a minority shareholder of BPA, 700 shares of BPA's issued and outstanding shares of common stock in exchange for $42,500 cash and a note payable of $150,000. The note bore interest at Bank One, Arizona, NA's prime rate with interest only payable September 1, 1996 and principal and interest payable in three equal monthly installments beginning October 1, 1996. At December 31, 1996, the note was paid in full.

The Company is current on all principal and interest payments on its notes payable and capitalized lease obligations. The Company's line of credit matures and is payable in full on June 30, 1997. The Company expects that it will be able to renew its line of credit under similar terms upon its maturity. However, if its line of credit is not renewed, there is no assurance that it can be replaced.

Cash decreased by $224,615, from $754,158 at the end of fiscal 1995 to $529,543 at the end of fiscal 1996. Management believes that its current level of cash and anticipated cash flow from operations will be adequate to meet its operating needs through the end of 1997.

The Company may obtain additional equity or working capital through bank borrowings and public or private sales of equity securities and exercises of outstanding stock options. There can be no assurance, however, that such additional financing will be available on terms favorable to the Company, or at all.


ITEM 7.  FINANCIAL STATEMENTS

The financial statements required to be filed herewith begin on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVES OFFICERS, PROMOTING AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS

The information required herewith is incorporated by reference from the sections captioned "Proposal 1: Election of Directors" and "Certain Transactions" contained in the 1997 Proxy Statement.

EXECUTIVE OFFICERS

The following table sets forth the names, ages and positions of the Company's executive officers as of March 28, 1997. A summary of the background and experience of each of these individuals is set forth after the table.

NAME                                                 AGE               POSITION
----                                                 ---               --------
Gerald G. Pinkston                                   43                Chief Executive Officer

Erin M. Graham                                       36                Chief Financial Officer,
                                                                       Treasurer and Controller

Mr. Pinkston has served as Chief Executive Officer since January 1997 and served as President and Chief Operating Officer from October 1993 to January 1997. From March 1991 to October 1993, Mr. Pinkston served as President of BPC.

Ms. Graham has served as Chief Financial Officer and Treasurer since January 1997, served as Vice President, Finance from January 1996 to January 1997, and has served as Controller since January 1996. From January 1991 until joining the Company, Ms. Graham was employed by Deloitte & Touche LLP where she attained the position of Audit Senior. Ms. Graham has been a certified public accountant since 1995.


ITEM 10. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the section captioned "Executive Compensation" contained in the 1997 Proxy Statement.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required herewith is incorporated by reference from the section captioned "Security Ownership of Certain Beneficial Owners and Management" contained in the 1997 Proxy Statement.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required herewith is incorporated by reference from the section captioned "Certain Transactions" contained in the 1997 Proxy Statement.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

EXHIBIT                                                                          PAGE NUMBER OR
NUMBER                           DESCRIPTION                                     METHOD OF FILING
------                           -----------                                     ----------------
  11.1            Statement Regarding Computation of Earnings Per Share                13

  21.1            Subsidiaries of Ironstone Group, Inc.                                14


(b)   REPORTS ON FORM 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 IRONSTONE GROUP, INC.
                                                 A DELAWARE CORPORATION

Date: March 28, 1997                             By:  /s/  Gerald G. Pinkston
                                                      -----------------------
                                                      Gerald G. Pinkston
                                                      Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf on the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                   TITLE                                       DATE
---------                                   -----                                       ----
/s/ Gerald G. Pinkston                      Chief Executive Officer                     March 28, 1997
----------------------                      (Principal Executive Officer)
Gerald G. Pinkston


/s/ Erin M. Graham                          Chief Financial Officer,                    March 28, 1997
------------------                          Treasurer and Controller
Erin M. Graham                              (Principal Financial Officer  and
                                            Principal Accounting Officer)


/s/ Edmund H. Shea, Jr.                     Director                                    March 28, 1997
----------------------
Edmund H. Shea, Jr.

                              IRONSTONE GROUP, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       PAGE
                                                                       ----
Independent auditors' report ......................................     F-2

Consolidated balance sheet at December 31, 1996 ...................     F-3

Consolidated statements of operations for the years ended
 December 31, 1996 and 1995 .......................................     F-4

Consolidated statements of shareholders' equity for the years ended
 December 31, 1996 and 1995 .......................................     F-5

Consolidated statements of cash flows for the years ended
 December 31, 1996 and 1995 .......................................     F-6

Notes to consolidated financial statements ........................     F-8

INDEPENDENT AUDITORS' REPORT


Shareholders and Board of Directors
Ironstone Group, Inc.
San Diego, California

We have audited the accompanying consolidated balance sheet of Ironstone Group, Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Ironstone Group, Inc. and subsidiaries at December 31, 1996, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


/s/ DELOITTE & TOUCHE LLP


San Diego, California
March 21, 1997

                              IRONSTONE GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1996

ASSETS:
Current assets:
  Cash                                                                             $    529,543
  Marketable securities available for sale                                            1,386,011
  Accounts receivable, net of allowance for doubtful accounts
    of $2,405,026                                                                     3,926,763
  Prepaid expenses                                                                      109,853
                                                                                   ------------
    Total current assets                                                              5,952,170
                                                                                   ------------

Property and equipment - net                                                            174,241
Costs in excess of net assets of acquired businesses - net                              162,070
Other assets                                                                              6,023
                                                                                   ------------
   Total assets                                                                    $  6,294,504
                                                                                   ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                                                 $    195,037
  Accrued compensation                                                                  660,038
  Line of credit                                                                        350,000
  Notes payable - current portion                                                       366,158
  Capitalized lease obligations - current portion                                        51,850
  Deferred revenue                                                                      102,000
  Due to officer                                                                        252,022
  Income taxes payable                                                                   49,800
  Accrued interest payable                                                                8,793
  Other current liabilities                                                             182,866
                                                                                   ------------
    Total current liabilities                                                         2,218,564
                                                                                   ------------

Notes payable - net of current portion                                                  150,000
Capitalized lease obligations - net of current portion                                   11,913
                                                                                   ------------
    Total non-current liabilities                                                       161,913
                                                                                   ------------

Minority interest in consolidated subsidiaries                                          100,459
                                                                                   ------------

Commitments and contingencies (Notes 13, 14 and 19)

Shareholders' equity:
  Preferred stock, $0.01 par value, 5,000,000 shares authorized of which there are no issued and outstanding shares
  Common stock, $0.01 par value, 25,000,000 shares authorized of
    which 1,487,870 shares are issued and outstanding                                    14,879
  Additional paid in capital                                                         21,170,385
  Accumulated deficit                                                               (17,871,530)
  Unrealized gain on marketable securities available for sale                           499,834
                                                                                   ------------
    Total shareholders' equity                                                        3,813,568
                                                                                   ------------
    Total liabilities and shareholders' equity                                     $  6,294,504
                                                                                   ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                              IRONSTONE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                              1996             1995
                                                                          -----------      -----------
Revenues:
  Consulting fees                                                         $ 8,520,117      $ 7,561,238
  Subscription fees                                                            19,500           26,884
  Interest and other income                                                    41,595           56,852
                                                                          -----------      -----------
    Total revenues                                                          8,581,212        7,644,974
                                                                          -----------      -----------

Costs and expenses:
  Salaries and wages, payroll taxes and benefits                            4,115,708        4,489,052
  Depreciation                                                                108,097          121,518
  Amortization and write-off of a portion of goodwill                          91,630        1,410,351
  Bad debt expense                                                          2,008,985          581,246
  Rent expense                                                                419,641          411,906
  Professional fees                                                           252,802          325,584
  Advertising and promotion                                                   109,277          242,882
  Office expense                                                              188,203          207,849
  Referral and split fees                                                     112,161          200,427
  Travel and entertainment                                                    138,945          133,091
  Research expense                                                             95,457           97,467
  Communications                                                               66,184           80,255
  Interest expense                                                            105,040           81,417
  Other operating expenses                                                    190,371           74,990
  Non-operating expenses                                                           --          444,945
                                                                          -----------      -----------
    Total costs and expenses                                                8,002,501        8,902,980
                                                                          -----------      -----------

Income (loss) before income taxes and minority interest                       578,711       (1,258,006)
Income tax provision                                                           53,050            3,250
Minority interest                                                             (42,668)         108,108
                                                                          -----------      -----------

Net income (loss)                                                         $   568,329      $(1,369,364)
                                                                          ===========      ===========



Net income (loss) per common and common equivalent share:

  Net income (loss) per share                                             $      0.38      $     (0.92)
                                                                          ===========      ===========

  Average shares outstanding                                                1,487,870        1,487,870



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                              IRONSTONE GROUP, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                                   UNREALIZED
                                                        ADDITIONAL                  GAIN ON
                                       COMMON STOCK      PAID IN     ACCUMULATED   MARKETABLE
                                     SHARES    AMOUNT    CAPITAL       DEFICIT     SECURITIES      TOTAL
                                    ---------  -------  -----------  ------------   --------    ----------
Balances,
  December 31, 1994                 1,487,870  $14,879  $21,170,385  $(17,070,495)              $4,114,769

Unrealized gain on
  marketable securities                                                             $ 27,139        27,139
Net loss                                                               (1,369,364)              (1,369,364)
                                    ---------  -------  -----------  ------------   --------    ----------

Balances,
   December 31, 1995                1,487,870   14,879   21,170,385   (18,439,859)    27,139     2,772,544

Unrealized gain on
  marketable securities                                                              472,695       472,695
Net income                                                                568,329                  568,329
                                    ---------  -------  -----------  ------------   --------    ----------

Balances,
  December 31, 1996                 1,487,870  $14,879  $21,170,385  $(17,871,530)  $499,834    $3,813,568
                                    =========  =======  ===========  ============   ========    ==========



                 The accompanying notes are an integral part of
                   these consolidated financial statements.

                              IRONSTONE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                                1996             1995
                                                                             ---------        -----------
OPERATING ACTIVITIES:
  Net income (loss)                                                          $ 568,329        $(1,369,364)
  Adjustments to reconcile net income (loss) to net cash
    provided (used) by operating activities:
    Depreciation                                                               108,097            121,518
    Amortization and write-off of a portion of goodwill                         91,630          1,410,351
    Loss on purchase of minority interest in consolidated subsidiaries          26,598                 --
    Undistributed minority interest in consolidated subsidiaries               (42,668)           108,108
    Loss on sale of assets                                                          --              3,382

    Changes in assets and liabilities net of effects of purchase of minority interests in consolidated subsidiaries:
      Accounts receivable                                                      (51,627)          (549,978)
      Other current assets                                                     (59,644)            58,070
      Other assets                                                               7,219             90,021
      Accounts payable                                                          34,699            (72,395)
      Accrued compensation                                                     216,443            137,688
      Other current liabilities                                               (102,276)           (96,588)
                                                                             ---------        -----------
          Net cash provided (used) by operating activities                     796,800           (159,187)
                                                                             ---------        -----------

INVESTING ACTIVITIES:
    Collection of other receivable                                                  --            788,632
    Purchase of marketable securities available for sale                      (227,316)          (658,861)
    Purchase of property and equipment                                         (36,966)          (108,580)
                                                                             ---------        -----------
        Net cash (used) provided by investing activities                      (264,282)            21,191
                                                                             ---------        -----------

FINANCING ACTIVITIES:
    Purchase of minority interests in consolidated subsidiaries               (242,500)                --
    Borrowings from line of credit                                             225,000            125,000
    Payments on capitalized lease obligations                                  (44,608)           (33,644)
    Payments on notes payable                                                 (695,025)          (798,815)
                                                                             ---------        -----------
        Net cash used by financing activities                                 (757,133)          (707,459)
                                                                             ---------        -----------

Net decrease in cash                                                          (224,615)          (845,455)
Cash at beginning of year                                                      754,158          1,599,613
                                                                             ---------        -----------
Cash at end of year                                                          $ 529,543        $   754,158
                                                                             =========        ===========


                                  (continued)

                              IRONSTONE GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                          1996           1995
                                                          ----           ----
Supplemental disclosure of cash flow information:

Cash paid during the period for:
  Interest                                              $129,598       $142,863
  Income taxes                                             3,250          3,250

Supplemental disclosure of non-cash investing and financing activities:

On May 11, 1995, BPC purchased from an officer and minority shareholder of BPC, 167 shares of BPC's issued and outstanding shares of common stock in exchange for $20,000 cash and an agreement to pay $50,000 on May 1, 1996 and May 1, 1997.

On September 19, 1995, BPA purchased from a minority shareholder of BPA, 418 shares of BPA's issued and outstanding shares of common stock in exchange for a note payable by BPA and a guarantee by the Company in the amount of $269,200.


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                              IRONSTONE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Business Activities

Ironstone Group, Inc. (the "Company"), consolidates the financial statements of its majority-owned subsidiaries Belt Perry Associates, Inc., an Arizona corporation ("BPA"), Belt Perry Associates, Inc., a California corporation ("BPC"), TaxNet, Inc., an Arizona corporation ("TaxNet") and DeMoss Corporation, a California corporation ("DeMoss"). All significant inter-company transactions have been eliminated in consolidation. The Company's significant business activities include reducing, for a fee, ad valorem taxes assessed to owners of real and personal property, generally in the Arizona and California markets.

Consulting Fee Revenue

Ad valorem tax consulting fees are contracted primarily on a contingency basis. Other methods of contracting include flat fees and mixed fees (i.e., a combination of contingency and flat fees). Consulting fee revenues are generally recognized when the assessed ad valorem values and resulting taxes are reduced either by settlement through administrative appeal or judgment in court proceedings where all appeals have been fully exhausted.

Subscription Fee Revenue

Subscription fees representing subscription to the Taxnet affiliation network of ad valorem tax consultants are recognized over the life of the related contracts. Fees are billed on an annual basis and generally range between $500 and $2,000.

Legal Fees

Retainers are paid to various attorneys to initiate and continue court actions in ad valorem tax appeals. Due to the uncertainty of the outcome of these court actions, the retainers are expensed when paid.

Marketable Securities

Marketable securities have been classified by management as available for sale in accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). In accordance with SFAS No. 115, marketable securities are recorded at fair value and any unrealized gains and losses are excluded from earnings and reported as a net amount in a separate component of shareholders' equity until realized. The fair value of the Company's marketable securities at December 31, 1996 is based on quoted market prices.

Property and Equipment

Property and equipment are stated at cost and depreciated using accelerated methods over the estimated useful lives of five to seven years.

Costs in Excess of Net Assets of Acquired Businesses

The Company has classified as costs in excess of net assets of acquired businesses the excess of the purchase price over the fair value of the net assets of acquired businesses. Such excess costs are being amortized using the straight-line method over the estimated period of future benefit of five years. At each balance sheet date, the Company evaluates the recoverability of the unamortized excess costs and based on such evaluation, management believes that a permanent impairment of the unamortized excess costs had occurred as of December 31, 1995 (Note 6).

                              IRONSTONE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS No. 107"), requires disclosure of estimated fair value information for financial instruments, whether or not recognized in the Consolidated Balance Sheet. Fair values are based upon estimates using present value or other valuation information techniques in cases where quoted market prices are not available. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The carrying values of cash, accounts receivable, notes payable and capitalized lease obligations approximate their fair values due to the short term nature of these items. The fair value of marketable securities is based on quoted market prices.

Income Taxes

The Company and its majority-owned subsidiaries file a consolidated federal income tax return. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). In accordance with SFAS No. 109, deferred taxes are recorded using a liability approach (Note 7).

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

Earnings Per Common and Common Equivalent Share

Earnings per common and common equivalent share information is based on the weighted average number of shares of common stock, including common stock equivalent shares (except where inclusion of such common stock equivalent shares would have an anti-dilutive effect), outstanding during the periods presented computed using the treasury stock method. The weighted average number of shares of common and common equivalent stock used in the computation of earnings per common and common equivalent share was 1,487,870 for the years ended December 31, 1996 and 1995.

Reclassifications

Certain 1995 amounts have been reclassified to conform to the 1996 presentation.


2. MARKETABLE SECURITIES

All marketable securities are classified as available for sale. The cost and fair value of marketable securities at December 31, 1996 are as follows:


                                                                     NET
                                                                  UNREALIZED             FAIR
                                              COST                   GAIN                VALUE
                                              ----                   ----                -----
         Corporate equity securities       $  886,177             $  499,834          $  1,386,011
                                           ==========             ==========          ============

                              IRONSTONE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995


2. MARKETABLE SECURITIES (CONTINUED)

All marketable securities are invested in the common stock of one corporation (Interlinq Software). The Company has entered into a margin loan agreement ("Margin Loan") with Hambrecht & Quist LLC, a major shareholder of the Company, pledging all marketable securities as collateral for the Margin Loan. The Margin Loan bears interest at Hambrecht & Quist LLC's margin loan rate, which for the period from November 30, 1995 through December 31, 1996, the time period of the borrowing, ranged between 8.75% and 7.75% per annum. At December 31, 1996, the Company owed $134,134 on the Margin Loan which is included in Other current liabilities.

3. ACCOUNTS RECEIVABLE

Accounts receivable consists of the following at December 31, 1996:

      Accounts receivable                                  $ 6,314,553
      Advances to employees and other                            3,736
      Due from former minority shareholders of BPA              13,500
      Less allowance for doubtful accounts (Note 13)        (2,405,026)
                                                           -----------

      Accounts receivable - net                            $ 3,926,763
                                                           ===========


4. OTHER RECEIVABLE

On December 30, 1994, the Company sold its undivided 30% interest in certain promissory notes, stock and warrants of St. George Crystal, Ltd. for $620,625 plus the release of certain funds being held for the benefit of the Company and others. The receivable of $788,632 arising from this transaction was collected on January 18, 1995. See Note 13 discussing litigation related to this transaction.


5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 1996:

      Computer equipment and software                      $   279,741
      Furniture and office equipment                           121,561
                                                           -----------

      Total property and equipment                             401,302
      Less accumulated depreciation                           (227,061)
                                                             ---------

      Property and equipment - net                         $   174,241
                                                           ===========

At December 31, 1996, computer equipment and software included $144,390 of leased assets (Note 10).

Depreciation expense on owned and leased assets was $108,097 and $121,518 for the years ended December 31, 1996 and 1995, respectively.

                              IRONSTONE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995


6. COSTS IN EXCESS OF NET ASSETS OF ACQUIRED BUSINESSES

During the fourth quarter of 1995, management determined that there had been an impairment of the costs in excess of net assets of acquired businesses ("goodwill") associated with the acquisition of BPA, and accordingly, wrote-off substantially all of the remaining BPA goodwill. This determination was made based on BPA's operating losses from the acquisition date of October 13, 1993 through December 31, 1995. At December 31, 1996, the balance of goodwill of $425,218 is comprised primarily of goodwill associated with the acquisition of BPC, adjusted for a minority interest buyback in May 1995 (Note 12).

Costs in excess of net assets of acquired businesses has been adjusted as follows:

Costs in excess of net assets of acquired businesses - net
  at December 31, 1994                                                      $ 1,412,058

   Cost of 167 shares of BPC's issued and outstanding common stock in
     excess of carrying value of minority interest (Note 12)                     75,255
   Cost of 418 shares of BPA's issued and outstanding common stock in
     excess of carrying value of minority interest (Note 12)                    178,442
   Amortization and write-off of excess costs                                (1,410,351)
                                                                            -----------
Costs in excess of net assets of acquired businesses - net
  at December 31, 1995                                                          255,404
                                                                            -----------
   Cost of 182 shares of BPA's issued and outstanding common stock
     below carrying value of minority interest (Note 12)                         (1,704)
   Amortization of excess costs                                                 (91,630)
                                                                            -----------
Costs in excess of net assets of acquired businesses - net
  at December 31, 1996                                                      $   162,070
                                                                            ===========

Costs in excess of net assets of acquired businesses consists of the following at December 31, 1996:

   Costs in excess of net assets of acquired businesses                     $   425,218
   Less accumulated amortization                                               (263,148)
                                                                            -----------
   Costs in excess of net assets of acquired businesses - net               $   162,070
                                                                            ===========

7. INCOME TAXES

SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future consequences of events that have been recognized in the financial statements or tax returns. Deferred income taxes reflect the net tax effects of (i) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (ii) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's deferred income taxes at December 31, 1996 are as follows:

      Deferred tax assets:                                                  $ 1,012,793
        Differences between book and tax basis of property                   27,619,000
        Operating loss carryforwards
      Deferred tax liabilities:                                                (111,658)
        Differences between book and tax basis of property                  -----------
                                                                             28,520,135
      Total deferred income taxes                                           (28,520,135)
      Less valuation allowance
                                                                            $        --
      Deferred income taxes - net                                           ===========


                              IRONSTONE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995


7. INCOME TAXES (CONTINUED)

The provision for income taxes consists of the following at December 31, 1996 and December 31, 1995, respectively:


                                    1996                 1995
                                  -------               ------
               Current:
                 Federal          $41,000               $   --
                 State             12,050                3,250
                 Deferred              --                   --
                                  -------               ------

               Total              $53,050               $3,250
                                  =======               ======

The Company's income tax provision for 1996 represents federal alternative minimum tax and state franchise and alternative minimum taxes. The state income tax provision for 1995 represents annual franchise and minimum taxes charged by the states in which the Company is incorporated or does business. The primary difference between the income tax provision for the years ended December 31, 1996 and 1995 and the income tax benefit (provision) which would be computed based upon the statutory income tax rate and the net income (loss) is due to not recording the potential benefit of the net operating loss carryforwards. As of December 31, 1996, the Company had net operating loss carryforwards for federal tax purposes of approximately $78,562,000. These carryforwards will expire in the years 1997 to 2008.

The Tax Reform Act ("TRA") of 1986 significantly limited the amount of net operating loss carryforwards that are available to offset future taxable income when an ownership change occurs. The amount of the net operating loss carryforward that may be available for use in future years may be limited.

In the opinion of management, based on limitations on the use of net operating loss carryforwards, the realization of such carryforwards is not more likely than not, and accordingly, a valuation reserve has been recorded to offset such amount in its entirety.

The differences between the Federal statutory tax rate and the Company's effective rate as a percentage of income before income taxes for the years ended December 31, 1996 and 1995 are as follows:


                                    1996                 1995
                                  -------               ------
Federal statutory tax rate         34.0%                (34.0%)
Tax on minority interest            2.3
Effect of net operating loss
 carryforward and valuation
 allowance                        (36.3)                 34.0
Federal alternative minimum tax     6.6
State income tax, net of
 Federal benefit                    1.9                   0.2
                                  -------               ------
Effective income tax rate           8.5%                  0.2%
                                  =======               ======

8. LINE OF CREDIT

In June 1996, the Company renewed its $500,000 revolving operating line of credit. The line of credit bears interest on amounts borrowed at the lending bank's prime rate (8.25% at December 31, 1996) plus 1.25% and is collateralized by BPA and BPC accounts receivable and other business assets. At December 31, 1996, the Company had $350,000 outstanding on the line of credit. The line of credit matures and is payable in full in June 1997.

                              IRONSTONE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995


9. DUE TO OFFICER

On October 14, 1993, BPC entered into a purchase and employment agreement (the "Agreement") with an officer and minority shareholder of BPC (the "Officer") in exchange for 1,333 shares of BPC's issued and outstanding shares of common stock (the "Shares"). The Agreement specifies compensation and incentive amounts and includes a non-competition clause (Note 13). Incentive amounts are to be paid if certain BPC profit goals are achieved. As a result of BPC meeting certain profit goals for 1996 and 1995, incentive amounts of $202,022 and $390,561 became payable as of December 31, 1996 and 1995, respectively. At December 31, 1996, $202,022 of incentive amounts remain payable and are due in full on or before April 30, 1997. Accordingly, such amount is included in Due to officer.

On May 11, 1995, BPC purchased from the Officer, 167 shares of BPC's issued and outstanding shares of common stock in exchange for $20,000 cash and an agreement to pay $50,000 on May 1, 1996 and May 1, 1997. In the event a payment is not made timely by BPC, the Officer shall have the right to receive 167 shares of common stock in lieu of payment. At December 31, 1996, the final $50,000 is included in Due to officer.

All amounts due to the Officer that are not paid on their respective due dates shall accrue interest at the prime rate of interest as announced by Bank of America N.T. and S.A., or its successor, plus 4% per annum until such amounts are paid in full.


10. CAPITALIZED LEASE OBLIGATIONS

Future minimum lease payments under capitalized lease obligations at December
31, 1996 are as follows:

         1997                                                                          $ 56,282
         1998                                                                            12,466
                                                                                       --------
         Total minimum lease payments                                                    68,748
         Less amount representing interest                                               (4,985)
                                                                                       --------
         Present value of net minimum lease payments                                   $ 63,763
         Less current portion                                                           (51,850)
                                                                                       --------
         Total capitalized lease obligations - net of current portion                  $ 11,913
                                                                                       ========

11. NOTES PAYABLE

Notes payable consist of the following at December 31, 1996:

Note payable to a former minority shareholder of BPA, bearing interest at 12%
  per annum, with principal and interest payable in twelve equal monthly installments beginning February 15, 1996, collateralized by BPA common stock
  held by the Company                                                                  $  11,863

Note payable to a former minority shareholder of BPA, bearing interest at 6% per annum, with principal and interest payable in twenty-four equal monthly installments beginning October 1, 1995, collateralized by BPA common stock
  held by the Company                                                                     93,362

Notes payable to former minority shareholders of BPA, bearing interest at 5% per annum, with principal and interest payable in four equal annual installments
  beginning December 31, 1994                                                            110,933

                              IRONSTONE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995


11. NOTES PAYABLE (CONTINUED)

Notes payable to former minority shareholders of BPA, bearing interest at 5% per annum, with principal and interest payable in four equal annual installments beginning April 30, 1994, collateralized by BPA common stock held by the
  Company. These notes provide for a deferral in the payment of both principal and interest of no more than nine months at the election of the Company. The interest rate on the deferred principal ranges from 0% to 7% per annum and is based on BPA's revenue between 1994 and 1996. The Company has elected to defer
  the third and fourth payments until January 31, 1997 and 1998, respectively.           300,000
                                                                                       ---------
         Total notes payable                                                             516,158
         Less current portion                                                           (366,158)
                                                                                       ---------
         Total notes payable - net of current portion                                  $ 150,000
                                                                                       =========
Scheduled principal payments for years ending December 31st are as follows:

         1997                                                                            366,158
         1998                                                                            150,000
                                                                                       ---------
         Total notes payable                                                           $ 516,158
                                                                                       =========

At December 31, 1996, the fair value of the Company's notes payable was $498,467. The fair value was estimated using discounted cash flow analyses based on the Company's incremental borrowing rate for similar types of borrowing arrangements.

12. PURCHASE OF MINORITY INTERESTS

On May 11, 1995, BPC purchased from an officer and minority shareholder of BPC (the "Officer"), 167 shares of BPC's issued and outstanding shares of common stock in exchange for $20,000 cash and an agreement to pay $50,000 on May 1, 1996 and May 1, 1997. In the event a payment is not made timely by BPC, the Officer shall have the right to receive 167 shares of common stock in lieu of payment (Note 9). Costs in excess of net assets of acquired businesses was increased by $75,255 and is being amortized over the remaining life of the original estimated period of future benefit of five years associated with the acquisition of BPC (Note 6). The carrying value of the minority interest purchased was $44,745.

On September 19, 1995, BPA purchased from a minority shareholder of BPA, 418 shares of BPA's issued and outstanding shares of common stock in exchange for a note payable of $269,200. The note bears interest at 6% per annum with principal and interest payable in twenty-four equal monthly installments beginning October 1, 1995. The note is collateralized by BPA common stock held by the Company, and the Company has provided a guaranty of this obligation. Approximately $40,000 of the excess purchase price over the net assets acquired was added to Costs in excess of net assets of acquired businesses and is being amortized over the remaining life of the original estimated period of future benefit of five years associated with the acquisition of BPA with the balance of the excess written-off in 1995 (Note 6). The carrying value of the minority interest purchased was $90,758.

On May 7, 1996, BPA purchased from a minority shareholder of BPA, 182 shares of BPA's issued and outstanding shares of common stock in exchange for $50,000 cash. Costs in excess of net assets of acquired businesses was decreased by $1,704 (Note 6). The carrying value of the minority interest purchased was $51,704.

                              IRONSTONE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995


12. PURCHASE OF MINORITY INTERESTS (CONTINUED)

On July 27, 1996, BPA purchased from a minority shareholder of BPA, 700 shares of BPA's issued and outstanding shares of common stock in exchange for $42,500 cash and a note payable of $150,000. The note bore interest at Bank One, Arizona, NA's prime rate with interest only payable September 1, 1996 and principal and interest payable in three equal monthly installments beginning October 1, 1996. At December 31, 1996, the note was paid in full. The carrying value of the minority interest purchased was $165,902.

13. COMMITMENTS AND CONTINGENCIES

Operating Leases

BPA and BPC have entered into leases for office space and certain equipment under agreements that have classified as operating leases for financial reporting purposes. In connection with the office space leases, BPA and BPC are responsible for certain monthly operating and maintenance expenses. A portion of one of BPA's facilities has been subleased. Rent expense under all operating leases, net of sublease income of $67,877 and $51,531 for the years ended December 31, 1996 and 1995, respectively, was $419,641 and $411,906 for the years ended December 31, 1996 and 1995, respectively.

Scheduled minimum lease payments under non-cancelable operating leases for the years ending December 31st are as follows:

      1997                                         $365,834
      1998                                          244,606
      1999                                          137,061
      2000                                           13,483
      2001                                            9,533
                                                   --------
      Total minimum operating lease payments       $770,517
                                                   ========

Employment Agreement

On October 14, 1993, BPC entered into an employment agreement (the "Agreement") with an officer and minority shareholder of BPC. The Agreement specifies compensation and incentive amounts and includes a non-competition clause. Incentive amounts are to be paid if certain BPC profit goals are achieved. Such amounts are expensed at the time they are earned and are determined on an annual basis.

California Revenue

In 1996, the Company revised its contracts with its California clients ("Engagement Agreements"), specifically revising its method of billing. The decision to revise the Engagement Agreements was based on market conditions as well as current practice by the Company's major competitors. During the last two months of 1996, the Company recorded $3,276,123 in consulting revenue associated with the new Engagement Agreements.

The Company has received several inquiries from its customers regarding invoices billed under the new billing method. At this time, it is uncertain how much of an increase the Company will experience in its bad debt expense as a result of changing its billing method. In light of this uncertainty, management has provided an additional bad debt provision of approximately $1,378,700 for the year ended December 31, 1996.

                              IRONSTONE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995


13. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Court Case under Appeal

During 1992, a judgment was rendered in Tax Court (the "1992 Judgment") in a court case in which BPA had appealed a 1990 property tax valuation on behalf of a client. The 1992 Judgment resulted in a significant property tax savings for the client on which BPA's contingency fee was approximately $82,000. The taxing authority subsequently filed an appeal to the Court of Appeals. The Court of Appeals upheld the original 1992 Judgment and rejected a motion to reconsider. The taxing authority then filed an appeal to the Arizona Supreme Court. The Arizona Supreme Court reversed both the Court of Appeals' and the Tax Court's decisions and judgments. The case is now back before the Tax Court and will be heard along with other pending appeals for the 1991 through 1994 tax years filed by BPA on behalf of the client. At December 31, 1996, the case remains unresolved. During 1993, the County Treasurer made a payment to BPA on behalf of BPA's client related to the 1992 Judgment of which $102,000 represents BPA's contingent fee plus interest. Such amount is included in Deferred revenue pending the completion of the appeal process.

As a result of the 1992 Judgment, the Company's management and legal counsel has estimated total contingency fees of approximately $435,000 for the 1990 through 1994 tax years related to the same client. Such amount has not been accrued at December 31, 1996 pending the completion of the appeal process.

Litigation

In January 1991, the Company filed a voluntary petition for protection under Title 11 of the U.S. Code in the United States Bankruptcy Court for the Northern District of California (the "Bankruptcy Court"). The Company's First Amended Plan of Reorganization, as modified (the "Plan"), was confirmed by the Bankruptcy Court on May 24, 1993, and the effective date pursuant to the terms of the Plan was July 15, 1993. On May 13, 1996, the Bankruptcy Court issued an order at the Company's request which (i) confirmed that the Company's Plan had been fully administered and (ii) closed the Company's Chapter 11 case.

In January 1994, as part of the Plan, the Company settled a disputed claim with an individual for $100,000, the payment of which was to be made to the individual from the last $100,000 owed and paid by St. George Crystal, Ltd. ("SGC") on certain promissory notes, stocks and warrants (the "Notes"). In December 1994, the Company sold its remaining 30% undivided interest in the Notes. In February 1995, and again on May 6, 1996, the Company and the court-appointed receiver for the Notes, received notice from the individual that as a result of the Company's disposition of the Notes, the $100,000 owed to such individual was due. The Company believes that no payment is due to such individual at this time and in the event the Company were to make such payment it would be indemnified. To date, no suit has been filed against the Company of which the Company is aware.

In April 1995, litigation was commenced by SGC in Pittsburgh, Pennsylvania against the Company and others with regard to enforcement of obligations owing under the Notes executed by SGC and the validity of the assignment of the Notes by the Company. The case was transferred to the Bankruptcy Court. On March 6, 1996, the Bankruptcy Court issued an Order Dismissing Adversary Proceeding which provided in part that "Defendant Ironstone Group, Inc....and Defendant Michael
Y. McGovern hold(s) no interest in the proceeds of the [SGC Loan Documents]," thereby confirming the validity of the assignment.

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

                              IRONSTONE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995


13. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Put and Call Rights

The BPC shares held by the minority shareholder are subject to call by the Company at a price equal to the appraised fair market value at the time of call. After September 30, 1998, the minority shareholder has the right to require the Company to purchase the same shares at the appraised fair market value at the time of the transaction. Both the put and call options expire on December 31, 1999.


14. DEFINED CONTRIBUTION PLAN

The Company has adopted a defined contribution plan under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). Under the 401(k) Plan, employees may contribute a maximum of 15% of their annual wages subject to certain restrictions. Company contributions are discretionary and are equal to a percentage of the employee's eligible contributions. All employees are eligible to participate in the 401(k) Plan. Company contributions were $15,334 and $0 for the years ended December 31, 1996 and 1995, respectively.


15. STOCK OPTIONS

The Company has adopted a 1989 Equity Incentive Plan, a 1993 Non-Employee Directors' Stock Option Plan and a 1994 Equity Incentive Plan (collectively, the "Plans"). In March 1994, the 1989 Equity Incentive Plan was amended to reduce the number of shares reserved thereunder and the Board of Directors determined that no further option grants would be made under this plan. The Plans provide for incentive stock options to be granted at times and prices determined by the Company's Board of Directors, to be granted at not less than 100% of the fair market value of the Company's common stock on the date of grant. Options are generally subject to a three or four-year vesting schedule. Options issued under the Plans expire at the earlier of the end of the exercise period of no more than ten years from the date of grant or 90 days following the grantee's end of service to the Company.

A summary of stock option transactions during 1996 and 1995 is as follows:

                                                 SHARES
                                                AVAILABLE     EXERCISE
                                  OPTIONS          FOR        PRICE PER
                                OUTSTANDING       GRANT         SHARE
                                -----------       -----         -----
Balance, December 31, 1994         79,980         259,300        $3.00

  Granted                          52,308         (52,308)       $4.00
  Expired                         (15,780)         15,780        $4.00
                                  -------          ------

Balance, December 31, 1995        116,508         222,772

  Granted                          (4,370)         (4,370)       $4.00
  Expired                         (15,485)         15,485        $4.00

Balance, December 31, 1996        105,393         233,887      $3.00-4.00
                                  =======         =======

                              IRONSTONE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995


15. STOCK OPTIONS (CONTINUED)

The Company applies APB 25 and related interpretations in accounting for the Plans. Accordingly, no compensation expense has been recognized for the Plans, as the options are granted at not less than 100% of the fair market value of the Company's common stock. Had compensation cost been determined based upon the fair market value on the date of grant for awards under the Plans consistent with the methodology prescribed under Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," the Company's net income for the year ended December 31, 1996 would have been decreased by $8,980 and the Company's net loss for the year ended December 31, 1995 would have been increased by $8,718. The fair market value of the options granted during 1996 is estimated as $1,049 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, volatility rate of 66%, risk free interest rate of 6%, assumed no forfeiture rate and expected life of four years. The fair market value of the options granted during 1995 is estimated as $34,871 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, volatility rate of 77%, risk free interest rate of 6%, assumed no forfeiture rate and expected life of four years.


16. RELATED PARTY TRANSACTIONS

In addition to the related party transactions described elsewhere in the accompanying consolidated financial statements and notes, the Company had the following related party transactions:

During 1995, the Company paid former minority shareholders of BPA consulting fees of $122,240.

Interest expense related to incentive amounts payable to a minority shareholder of BPC was $6,464 for the year ended December 31, 1996.

Interest expense related to notes payable to former minority shareholders of BPA was $45,441 and $66,212 for the years ended December 31, 1996 and 1995, respectively.

At December 31, 1996, the Company owed $8,793 to former minority shareholders of BPA related to interest on notes payable. Such amount is included in Accrued interest payable.

At December 31, 1996, former minority shareholders of BPA owed $13,500 to the Company. Such amount is included in Accounts receivable (Note 3).

During 1995, the Company paid Hambrecht and Quist LLC, a major shareholder of the Company, brokerage commissions of $5,880.


17.  NON-OPERATING EXPENSES

During 1995, the Company incurred $291,387 to develop an on-line resume and career placement service ("Placement Service"). As of September 30, 1995, the Company ceased development of the Placement Service. All costs and expenses related to the development of the Placement Service are included in Non-operating expenses for the year ended December 31, 1995.

During 1995 and 1994, the Company incurred $153,558 to develop a sales and use tax software computer program for resale ("Software Program"). All costs related to the Software Program were initially capitalized to Other current assets. As of December 31, 1995, the Company abandoned the resale of the Software Program. All costs related to the Software Program have been written-off and are included in Non-operating expenses for the year ended December 31, 1995.

                              IRONSTONE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995


18. NEW ACCOUNTING PRONOUNCEMENTS

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles,and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. Management of the Company has reviewed the Company's assets for impairment and concluded that the impact on the Company's financial position and results of operations from adopting SFAS No. 121 is not significant.


19. SUBSEQUENT EVENTS

On March 15, 1997, the office space lease in the Company's Larkspur, California location expired. On February 26, 1997, the Company entered into a lease for office space in San Rafael, California. The new lease term is for the period March 15, 1997 through March 14, 2000 with an annual rent of $17,316, including certain operating and maintenance expenses. The lease provides for the escalation of future rents on an annual basis based on the Consumer Price Index, not to exceed 5% per year, as well as increases in certain operating and maintenance expenses.



                                       ***