Form 10QSB
period 1997-03-31
IRONSTONE GROUP INC
filed 1997-05-15
CIK 723269

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

As of March 31, 1997, 1,487,870 shares of Common Stock, $0.01 par value, were outstanding.

Transitional Small Business Disclosure Format:    Yes [ ]    No [X]













TOTAL NUMBER OF PAGES:   10   INDEX TO EXHIBITS AT PAGE: N/A

                              IRONSTONE GROUP, INC.

                                      INDEX




                                                                                                           PAGE
                                                                                                           ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

          Condensed consolidated statements of operations for the three months ended
           March 31, 1997 and 1996.....................................................................      3

          Condensed consolidated balance sheet at March 31, 1997.......................................      4

          Condensed consolidated statements of cash flows for the three months ended
           March 31, 1997 and 1996.....................................................................      5

          Notes to condensed consolidated financial statements.........................................      6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........      9

SIGNATURES.............................................................................................     10

                              IRONSTONE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                          THREE MONTHS ENDED
                                                               MARCH 31,

                                                         1997             1996
                                                     -----------      -----------
Revenues:
  Consulting fees                                    $   643,366      $ 1,420,031
  Subscription fees                                         --              4,875
  Interest and other income                                6,816            6,487
                                                     -----------      -----------
    Total revenues                                       650,182        1,431,393
                                                     -----------      -----------

Costs and expenses:
  Salaries and wages, payroll taxes and benefits         507,998        1,019,057
  Depreciation                                            18,293           26,154
  Amortization                                            22,440           22,876
  Bad debt expense                                        38,632           85,319
  Rent expense                                           101,799          110,264
  Professional fees                                       25,388           65,584
  Advertising and promotion                                2,704           36,745
  Office expense                                          25,407           58,258
  Referral and split fees                                    658           29,787
  Travel and entertainment                                 7,307           43,468
  Research expense                                        16,412           26,378
  Communications                                           6,550           21,306
  Interest expense                                        16,922           25,409
  Other operating expenses                                17,459           55,183
                                                     -----------      -----------
    Total costs and expenses                             807,969        1,625,788
                                                     -----------      -----------

Loss before minority interest                           (157,787)        (194,395)
Minority interest                                            974          (17,481)
                                                     -----------      -----------

Net loss                                             $  (158,761)     $  (176,914)
                                                     ===========      ===========



Net loss per common and common equivalent share:

  Net loss per share                                 $     (0.11)     $     (0.12)
                                                     ===========      ===========

  Average shares outstanding                           1,487,870        1,487,870


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                              IRONSTONE GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1997
                                   (UNAUDITED)




ASSETS:
Current assets:
  Cash                                                                 $    906,054
  Marketable securities available for sale                                1,019,900
  Accounts receivable, net of allowance for doubtful accounts
    of $2,119,663                                                         2,912,653
  Prepaid expenses                                                          114,647
                                                                       ------------
    Total current assets                                                  4,953,254
                                                                       ------------

Property and equipment - net                                                152,112
Costs in excess of net assets of acquired businesses - net                  139,630
Other assets                                                                  6,023
                                                                       ------------
   Total assets                                                        $  5,251,019
                                                                       ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                                     $    136,124
  Accrued compensation                                                      463,994
  Due to officer                                                            252,022
  Line of credit                                                            350,000
  Notes payable                                                             319,695
  Capitalized lease obligations - current portion                            43,012
  Deferred revenue                                                          102,150
  Income taxes payable                                                        3,000
  Accrued interest payable                                                    2,581
  Other current liabilities                                                 179,506
                                                                       ------------
    Total current liabilities                                             1,852,084
                                                                       ------------

Capitalized lease obligations - net of current portion                        8,806
                                                                       ------------

Minority interest in consolidated subsidiaries                              101,433
                                                                       ------------

Shareholders' equity:
  Preferred stock, $0.01 par value, 5,000,000 shares authorized of which there are no issued and outstanding shares
  Common stock, $0.01 par value, 25,000,000 shares authorized of
    which 1,487,870 shares are issued and outstanding                        14,879
  Additional paid in capital                                             21,170,385
  Accumulated deficit                                                   (18,030,291)
  Unrealized gain on marketable securities available for sale               133,723
                                                                       ------------
    Total shareholders' equity                                            3,288,696
                                                                       ------------
    Total liabilities and shareholders' equity                         $  5,251,019
                                                                       ============


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                              IRONSTONE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,

                                                                         1997             1996
                                                                     -----------      -----------
OPERATING ACTIVITIES:
  Net loss                                                           $  (158,761)     $  (176,914)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation                                                          18,293           26,154
    Amortization                                                          22,440           22,876
    Undistributed minority interest in consolidated subsidiaries             974          (17,481)
    Loss on sale of assets                                                 2,597             --

    Changes in assets and liabilities:
      Accounts receivable                                              1,014,110           85,125
      Other current assets                                                (4,794)          (9,118)
      Accounts payable                                                   (58,913)          49,529
      Accrued compensation                                              (196,044)          11,713
      Other current liabilities                                          (56,222)         125,616
                                                                     -----------      -----------
          Net cash provided by operating activities                      583,680          117,500
                                                                     -----------      -----------

INVESTING ACTIVITIES:
    Purchase of marketable securities available for sale                    --           (227,316)
    Purchase of property and equipment                                      (461)         (11,800)
    Proceeds from sale of property and equipment                           1,700             --
                                                                     -----------      -----------
        Net cash provided (used) by investing activities                   1,239         (239,116)
                                                                     -----------      -----------

FINANCING ACTIVITIES:
    Borrowings from line of credit                                          --            225,000
    Payments on capitalized lease obligations                            (11,945)         (10,692)
    Payments on notes payable                                           (196,463)        (370,960)
                                                                     -----------      -----------
        Net cash used by financing activities                           (208,408)        (156,652)
                                                                     -----------      -----------

Net increase (decrease) in cash                                          376,511         (278,268)
Cash at beginning of period                                              529,543          754,158
                                                                     -----------      -----------
Cash at end of period                                                $   906,054      $   475,890
                                                                     ===========      ===========


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                              IRONSTONE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 1997
                                   (UNAUDITED)


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

Adjustments

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's most recent Annual Report and Form 10-KSB for the year ended December 31, 1996.

Seasonality Of Consulting Fee Revenue

Historically, a significant portion of the Company's revenue has been seasonal. In fiscal 1996, a substantial portion of BPA's revenue was recognized in the fourth quarter following taxing authority hearings scheduled during that period. In addition, certain types of BPC's revenues which have been generally recognized in the third quarter were not recognized until the fourth quarter because certain real property value information was not made available by the taxing authorities as of the end of the third quarter. For these and other reasons, the results of operations for interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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

Reclassifications

Certain 1996 amounts have been reclassified to conform to the 1997 presentation.


2. LINE OF CREDIT

In June 1996, the Company renewed its $500,000 revolving operating line of credit. The line of credit bears interest on amounts borrowed at the lending bank's prime rate (8.5% at March 31, 1997) plus 1.25% and is collateralized by BPA and BPC accounts receivable and other business assets. At March 31, 1997, the Company had $350,000 outstanding on the line of credit. The line of credit matures and is payable in full in June 1997.

                              IRONSTONE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 1997
                                   (UNAUDITED)


3. NEW ACCOUNTING PRONOUNCEMENTS

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 "Earnings Per Share" ("SFAS No. 128"), effective for financial statements issued after December 15, 1997. This statement provides simplified standards for the computation and presentation of earnings per share ("EPS"), making EPS comparable to international standards. SFAS No. 128 requires dual presentation of "Basic" and "Diluted" EPS by entities with complex structures, replacing "Primary" and "Fully Diluted" EPS under APB Opinion No. 15.

Basic EPS excludes dilution from common stock equivalents and is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from common stock equivalents, similar to Fully Diluted EPS, but uses only the average stock price during the period as part of the computation.

Data used in calculating proforma EPS under SFAS No. 128 are as follows:

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,

                                                               1997             1996
                                                           -----------      -----------
Basic:
  Net loss                                                 $  (158,761)     $  (176,914)
                                                           ===========      ===========
  Weighted average number of common shares outstanding       1,487,870        1,487,870
                                                           ===========      ===========

Diluted:
  Net loss                                                 $  (158,761)     $  (176,914)
                                                           ===========      ===========
  Weighted average number of common shares and common
  equivalents outstanding                                    1,501,671        1,547,313
                                                           ===========      ===========

The following table reconciles the net loss applicable to common shareholders, and basic and diluted shares and EPS for the following periods:

                                                THREE MONTHS ENDED                                 THREE MONTHS ENDED
                                                  MARCH 31, 1997                                     MARCH 31, 1996

                                       LOSS            SHARES            EPS              LOSS            SHARES           EPS
                                   -----------      -----------      -----------      -----------      -----------     -----------
Net loss                           $  (158,761)                                       $  (176,914)
                                   -----------                                        -----------

Basic EPS:
  Loss applicable to
  common shareholders              $  (158,761)       1,487,870      $     (0.11)     $  (176,914)       1,487,870     $     (0.12)
                                                                     ===========                                       ===========

Effect of dilutive securities:
  Stock options                                          13,801                                             59,443
                                   -----------      -----------                       -----------      -----------

Diluted EPS:
  Loss applicable to
  common shareholders and
  assumed conversions              $  (158,761)       1,501,671      $     (0.11)     $  (176,914)       1,547,313     $     (0.11)
                                   ===========      ===========      ===========      ===========      ===========     ===========

                              IRONSTONE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 1997
                                   (UNAUDITED)


4. SUBSEQUENT EVENT

In April 1997, the Company entered into an Asset Purchase Agreement with Property Tax Consultants, Inc., a California corporation doing business as Tax Management Group, Inc. ("TMG"), wherein the Company purchased certain assets from TMG in exchange for $50,000 cash and a note payable of $15,000. The note is payable in eight equal monthly installments beginning May 15, 1997.



                                       ***

                              IRONSTONE GROUP, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results Of Operations

Revenues for the three month period ended March 31, 1997 decreased $781,211 or 54.6% as compared to the same period in 1996 primarily due to a $720,224 decrease in the California revenues resulting in large part from a decrease in the number of taxing authority hearings scheduled during the first quarter of 1997. In fiscal 1996, the taxing authorities, aided by additional funding from the State of California, increased the number of hearings scheduled in 1996 in an effort to reduce the number of pending property tax appeals. Accordingly, hearings scheduled in the first quarter of 1997 and the number of pending property tax appeals as of the end of the first quarter of 1997 have declined from the same period in 1996.

Costs and expenses for the three month period ended March 31, 1997 decreased $817,819 or 50.3% as compared to the same period in 1996 primarily due to the Company's effort to reduce its overall operating costs. This decrease was comprised primarily of decreases in salaries and wages and bad debt expense. Salaries and wages decreased $511,059 or 50.2% due to reductions in staff that occurred in January 1997, primarily in Arizona. Bad debt expense decreased $46,687 or 54.7% due to the decline in revenues discussed above.

Due to the seasonal nature of consulting fee revenue (discussed in Note 1 to the condensed consolidated financial statements), the Company does not believe that its results of operations for the three month period ended March 31, 1997 are necessarily indicative of the results of operations in future periods.

Liquidity And Capital Resources

Net cash provided by operating activities for the three month period ended March 31, 1997 was $583,680. Due primarily to a $366,111 reduction in the unrealized gain on marketable securities held for sale and a $1,014,110 reduction in accounts receivable due primarily to significant cash collections, the Company's working capital decreased by $632,436 during the three month period ended March 31, 1997. Cash increased by $376,511 during the same period due to collections of accounts receivables. Management believes that its current level of cash and anticipated cash flow from operations will be adequate to meet its operating needs through the end of 1997.

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       IRONSTONE GROUP, INC.
                                       A DELAWARE CORPORATION

Date:  May 14, 1997                    By:  /s/  Gerald G. Pinkston
                                            -----------------------
                                            Gerald G. Pinkston
                                            Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf on the Registrant and in the capacities and on the dates indicated.


SIGNATURE                     TITLE                                 DATE
---------                     -----                                 ----

/s/ Gerald G. Pinkston        Chief Executive Officer               May 14, 1997
----------------------        (Principal Executive Officer)
Gerald G. Pinkston


/s/ Erin M. Graham            Chief Financial Officer,              May 14, 1997
------------------            Treasurer and Controller
Erin M. Graham                (Principal Financial Officer  and
                              Principal Accounting Officer)