Form 10QSB
period 1997-06-30
IRONSTONE GROUP INC
filed 1997-07-22
CIK 723269

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For  the quarterly period ended June 30, 1997

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

Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

As of June 30, 1997, 1,487,870 shares of Common Stock, $0.01 par value, were outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]



TOTAL NUMBER OF PAGES: 12 INDEX TO EXHIBITS AT PAGE: N/A

                              IRONSTONE GROUP, INC.

                                      INDEX



                                                                                                         PAGE
                                                                                                         ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

          Condensed consolidated statements of operations for the three and six months ended
           June 30, 1997 and 1996.......................................................................   3

          Condensed consolidated balance sheet at June 30, 1997.........................................   5

          Condensed consolidated statements of cash flows for the six months ended
           June 30, 1997 and 1996.......................................................................   6

          Notes to condensed consolidated financial statements..........................................   7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........  10

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders............................................  11

SIGNATURES..............................................................................................  12

                              IRONSTONE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                          THREE MONTHS ENDED
                                                               JUNE 30,

                                                         1997             1996
                                                     -----------      -----------
Revenues:
  Consulting fees                                    $   698,439      $ 1,119,769
  Subscription fees                                         --              4,875
  Interest and other income                               16,361           10,733
                                                     -----------      -----------
    Total revenues                                       714,800        1,135,377
                                                     -----------      -----------

Costs and expenses:
  Salaries and wages, payroll taxes and benefits         400,637        1,058,481
  Depreciation                                            23,376           25,958
  Amortization                                            33,822           22,876
  Bad debt expense                                       (33,089)          67,333
  Rent expense                                            80,446           97,696
  Professional fees                                       88,403          115,768
  Advertising and promotion                               15,703           19,175
  Office expense                                          25,908           43,326
  Referral and split fees                                 50,465           15,481
  Travel and entertainment                                 7,106           45,871
  Research expense                                        18,791           21,379
  Communications                                          12,413           14,350
  Interest expense                                        14,252           31,123
  Other operating expenses                                36,853           32,166
                                                     -----------      -----------
    Total costs and expenses                             775,086        1,610,983
                                                     -----------      -----------

Loss before income taxes and minority interest           (60,286)        (475,606)
Income tax provision                                       3,300            3,300
Minority interest                                           (267)         (35,339)
                                                     -----------      -----------

Net loss                                             $   (63,319)     $  (443,567)
                                                     ===========      ===========



Net loss per common and common equivalent share:

  Net loss per share                                 $     (0.04)     $     (0.30)
                                                     ===========      ===========

  Average shares outstanding                           1,487,870        1,487,870

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                              IRONSTONE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                           SIX MONTHS ENDED
                                                               JUNE 30,

                                                         1997             1996
                                                     -----------      -----------
Revenues:
  Consulting fees                                    $ 1,341,805      $ 2,539,800
  Subscription fees                                         --              9,750
  Interest and other income                               23,177           17,220
                                                     -----------      -----------
    Total revenues                                     1,364,982        2,566,770
                                                     -----------      -----------

Costs and expenses:
  Salaries and wages, payroll taxes and benefits         908,635        2,077,538
  Depreciation                                            41,669           52,112
  Amortization                                            56,262           45,752
  Bad debt expense                                         5,543          152,652
  Rent expense                                           182,245          207,960
  Professional fees                                      113,791          181,352
  Advertising and promotion                               18,407           55,920
  Office expense                                          51,315          101,584
  Referral and split fees                                 51,123           45,268
  Travel and entertainment                                14,413           89,339
  Research expense                                        35,203           47,757
  Communications                                          18,963           35,656
  Interest expense                                        31,174           56,532
  Other operating expenses                                54,312           87,349
                                                     -----------      -----------
    Total costs and expenses                           1,583,055        3,236,771
                                                     -----------      -----------

Loss before income taxes and minority interest          (218,073)        (670,001)
Income tax provision                                       3,300            3,300
Minority interest                                            707          (52,820)
                                                     -----------      -----------

Net loss                                             $  (222,080)     $  (620,481)
                                                     ===========      ===========



Net loss per common and common equivalent share:

  Net loss per share                                 $     (0.15)     $     (0.42)
                                                     ===========      ===========

  Average shares outstanding                           1,487,870        1,487,870

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                              IRONSTONE GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1997
                                   (UNAUDITED)




ASSETS:
Current assets:
  Cash                                                                 $    663,448
  Marketable securities available for sale                                1,019,900
  Accounts receivable, net of allowance for doubtful accounts
    of $1,567,476                                                         2,119,891
  Prepaid expenses                                                           92,886
                                                                       ------------
    Total current assets                                                  3,896,125
                                                                       ------------

Property and equipment - net                                                168,575
Costs in excess of net assets of acquired businesses - net                  116,940
Other assets                                                                 56,325
                                                                       ------------
   Total assets                                                        $  4,237,965
                                                                       ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                                     $     99,252
  Accrued compensation                                                      165,782
  Minority interest in consolidated subsidiaries                            101,166
  Notes payable                                                             295,864
  Capitalized lease obligations - current portion                            40,104
  Deferred revenue                                                          102,000
  Income taxes payable                                                        3,000
  Accrued interest payable                                                    4,579
  Other current liabilities                                                 181,842
                                                                       ------------
    Total current liabilities                                               993,589
                                                                       ------------

Capitalized lease obligations - net of current portion                       18,999
                                                                       ------------

Shareholders' equity:
  Preferred stock, $0.01 par value, 5,000,000 shares authorized of which there are no issued and outstanding shares
  Common stock, $0.01 par value, 25,000,000 shares authorized of
    which 1,487,870 shares are issued and outstanding                        14,879
  Additional paid in capital                                             21,170,385
  Accumulated deficit                                                   (18,093,610)
  Unrealized gain on marketable securities available for sale               133,723
                                                                       ------------
    Total shareholders' equity                                            3,225,377
                                                                       ------------
    Total liabilities and shareholders' equity                         $  4,237,965
                                                                       ============

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                              IRONSTONE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,

                                                                         1997             1996
                                                                     -----------      -----------
OPERATING ACTIVITIES:
  Net loss                                                           $  (222,080)     $  (620,481)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation                                                          41,669           52,112
    Amortization                                                          56,262           45,752
    Undistributed minority interest in consolidated subsidiaries             707          (52,820)
    Net gain on sale of property and equipment                            (7,114)            --

    Changes in assets and liabilities:
      Accounts receivable                                              1,806,872        1,181,276
      Other current assets                                                16,967          (41,951)
      Other assets                                                       (46,434)           2,688
      Accounts payable                                                   (95,785)          29,535
      Accrued compensation                                              (494,256)            (135)
      Other current liabilities                                         (304,058)        (154,688)
                                                                     -----------      -----------
          Net cash provided by operating activities                      752,750          441,288
                                                                     -----------      -----------

INVESTING ACTIVITIES:
    Purchase of marketable securities available for sale                    --           (227,316)
    Purchase of property and equipment                                   (22,750)         (19,670)
    Proceeds from sale of property and equipment                          15,236             --
                                                                     -----------      -----------
        Net cash used by investing activities                             (7,514)        (246,986)
                                                                     -----------      -----------

FINANCING ACTIVITIES:
    Purchase of minority interest                                           --            (50,000)
    Payments on capitalized lease obligations                            (26,037)         (21,685)
    Payments on notes payable                                           (235,294)        (447,774)
    Borrowings from line of credit                                          --            225,000
    Payments on line of credit                                          (350,000)            --
                                                                     -----------      -----------
        Net cash used by financing activities                           (611,331)        (294,459)
                                                                     -----------      -----------

Net increase (decrease) in cash                                          133,905         (100,157)
Cash at beginning of period                                              529,543          754,158
                                                                     -----------      -----------
Cash at end of period                                                $   663,448      $   654,001
                                                                     ===========      ===========



Non-cash investing and financing activities:

    Borrowings from capitalized lease obligations                    $    21,377      $      --
    Notes payable attained from asset purchase                            15,000             --

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                              IRONSTONE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 1997
                                   (UNAUDITED)


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

Seasonality Of Consulting Fee Revenue

Historically, a significant portion of the Company's revenue has been seasonal. In fiscal 1996, a substantial portion of BPA's revenue was recognized in the fourth quarter following taxing authority hearings scheduled during that period. In addition, certain types of BPC's revenues which have generally been recognized in the third quarter were not recognized until the fourth quarter because certain real property value information was not made available by the taxing authorities as of the end of the third quarter. For these and other reasons, the results of operations for interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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


2. LINE OF CREDIT

In June 1997, the Company paid in full its revolving operating line of credit in the amount of $350,000. The line of credit had a total available balance of $500,000 and bore interest on amounts borrowed at the lending bank's prime rate plus 1.25%. The line of credit was collateralized by BPA and BPC accounts receivable and other business assets. At this time, the Company has not renewed the line of credit.

                              IRONSTONE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 1997
                                   (UNAUDITED)


3. NEW ACCOUNTING PRONOUNCEMENT

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

Basic EPS excludes dilution from common stock equivalents and is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares actually outstanding during the period. Diluted EPS reflects the potential dilution from common stock equivalents, except where inclusion of such common stock equivalents would have an antidilutive effect, similar to Fully Diluted EPS, but uses only the average stock price during the period as part of the computation.

Proforma EPS under SFAS No. 128 is computed as follows for the following periods:


                                     THREE MONTHS ENDED                       THREE MONTHS ENDED
                                       JUNE 30, 1997                            JUNE 30, 1996
                                       -------------                            -------------

                              LOSS         SHARES         EPS          LOSS         SHARES         EPS
                           ---------     ---------     --------     ---------     ---------     --------
Basic and Diluted EPS:
   Loss applicable to
   common shareholders     $ (63,319)    1,487,870     $  (0.04)    $(443,567)    1,487,870     $  (0.30)
                           =========     =========     ========     =========     =========     ========

                                     SIX MONTHS ENDED                         SIX MONTHS ENDED
                                       JUNE 30, 1997                            JUNE 30, 1996
                                       -------------                            -------------

                              LOSS         SHARES         EPS          LOSS         SHARES         EPS
                           ---------     ---------     --------     ---------     ---------     --------
Basic and Diluted EPS:
   Loss applicable to
   common shareholders     $(222,080)    1,487,870     $  (0.15)    $(620,481)    1,487,870     $  (0.42)
                           =========     =========     ========     =========     =========     ========

Options on 22,655 and 118,523 shares of common stock as of June 30, 1997 and June 30, 1996, respectively, were not included in computing diluted EPS because their effects are antidilutive.

                              IRONSTONE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 1997
                                   (UNAUDITED)


4. ASSET PURCHASE

On April 17, 1997, the Company entered into an Asset Purchase Agreement with Property Tax Consultants, Inc., a California corporation doing business as Tax Management Group, Inc. ("TMG"), wherein the Company purchased certain assets from TMG in exchange for $50,000 cash and a note payable of $15,000. The note is payable in eight equal monthly installments beginning May 15, 1997.

5. SUBSEQUENT EVENT

On July 17, 1997, BPC and an officer and minority shareholder of BPC (the "Officer"), entered into an agreement wherein BPC agreed to purchase 166 shares of BPC's issued and outstanding shares of common stock from the Officer in exchange for $101,433 cash. Minority interest associated with this transaction has been classified as a current liability.



                                      ***

                              IRONSTONE GROUP, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results Of Operations

Revenues for the three and six month periods ended June 30, 1997 decreased $420,577 and $1,201,788 or 37.04% and 46.82%, respectively, as compared to the same periods in 1996. Such decreases are primarily due to a decline in the California revenues resulting in large part from a reduction in the number of taxing authority hearings scheduled during the first and second quarters of 1997. In fiscal 1996, the taxing authorities, aided by additional funding from the State of California, increased the number of hearings scheduled in 1996 in an effort to reduce the number of pending property tax appeals. Accordingly, hearings scheduled in the first and second quarters of 1997 and the number of pending property tax appeals as of the end of the first and second quarters of 1997 have declined from the same periods in 1996.

Costs and expenses for the three and six month periods ended June 30, 1997 decreased $835,897 and $1,653,716 or 51.89% and 51.09%, respectively, as compared to the same periods in 1996 primarily due to the Company's effort to reduce its overall operating costs. Such decreases are comprised primarily of reductions in salaries and wages and bad debt expense. Salaries and wages decreased $657,844 and $1,168,903 or 62.15% and 56.26% for the three and six months periods ended June 30, 1997, respectively, primarily due to reductions in staff that occurred in January 1997. Bad debt expense decreased $100,422 and $147,109 or 149.14% and 96.37% for the three and six months periods ended June 30, 1997, respectively, primarily due to the decline in revenues discussed above as well as the reversal in the second quarter of $75,000 of bad debt expense originally recorded in 1996 related to revenues billed under the revised California contracts (see Note 13 in the Company's Form 10-KSB for the year ended December 31, 1996). This reversal was based on better than anticipated cash collections related to these revenues.

Due to the seasonal nature of consulting fee revenue (discussed in Note 1 to the condensed consolidated financial statements), the Company does not believe that its results of operations for the three and six month periods ended June 30, 1997 are necessarily indicative of the results of operations in future periods.

Liquidity And Capital Resources

Net cash provided by operating activities for the three and six month periods ended June 30, 1997 was $169,070 and $752,750, respectively. Cash decreased $242,606 for the three month period ended June 30, 1997 primarily due to the payoff of the Company's line of credit in the amount of $350,000, payments on accrued compensation and the payment of $252,022 due to an officer of the Company, partially offset by collections of accounts receivable. Cash increased $133,905 for the six month period ended June 30, 1997 primarily due to collections of accounts receivable. Due in large part to a $366,111 reduction in the unrealized gain on marketable securities held for sale that occurred in the first quarter of 1997 and a $792,762 and $1,806,872 reduction in accounts receivable for the three and six month periods ended June 30, 1997, respectively, the Company's working capital decreased by $198,634 and $831,070 during the three and six month periods ended June 30, 1997, respectively. Management believes that its current level of cash and anticipated cash flow from operations will be adequate to meet its operating needs through the end of 1997.

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

                              IRONSTONE GROUP, INC.


                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 11, 1997, the Company held its annual meeting of shareholders. The Company elected the following two persons as directors, each to serve until the next annual meeting of shareholders or until his successor is elected and qualified. The Company's shareholders also voted to retain Deloitte & Touche, LLP as the Company's independent public accountant for the fiscal year ending December 31, 1997. The number of shares voted for or against each director and the retention of Deloitte & Touche, LLP were as follows:

ELECTION OF DIRECTORS                     FOR                    AGAINST
---------------------                     ---                    -------
William R. Hambrecht                   1,167,542                  4,411
Edmund H. Shea. Jr.                    1,167,577                  4,376

Approval to retain Deloitte & Touche, LLP as the Company's independent public accountant for the fiscal year ending December 31, 1997:

   FOR                             AGAINST                       ABSTAIN
   ---                             -------                       -------

1,171,924                             6                            23

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       IRONSTONE GROUP, INC.
                                       A DELAWARE CORPORATION

Date:  July 21, 1997                   By:  /s/  Gerald G. Pinkston
                                           -------------------------------
                                           Gerald G. Pinkston
                                           Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf on the Registrant and in the capacities and on the dates indicated.


SIGNATURE                              TITLE                                     DATE
---------                              -----                                     ----
/s/ Gerald G. Pinkston                 Chief Executive Officer                   July 21, 1997
-----------------------------          (Principal Executive Officer)
Gerald G. Pinkston


/s/ Erin M. Graham                     Chief Financial Officer,                  July 21, 1997
-----------------------------          Treasurer and Controller
Erin M. Graham                         (Principal Financial Officer and
                                       Principal Accounting Officer)