Form 10QSB
period 1997-09-30
IRONSTONE GROUP INC
filed 1997-11-10
CIK 723269

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

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

As of September 30, 1997, 1,487,870 shares of Common Stock, $0.01 par value, were outstanding.

Transitional Small Business Disclosure Format:    Yes [ ]    No [X]


TOTAL NUMBER OF PAGES:   11  INDEX TO EXHIBITS AT PAGE: N/A

                              IRONSTONE GROUP, INC.

                                      INDEX


                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

     Condensed consolidated statements of operations for the three and nine months ended September 30, 1997 and 1996...........................  3

     Condensed consolidated balance sheet at September 30, 1997...............  5

     Condensed consolidated statements of cash flows for the nine months ended September 30, 1997 and 1996.......................................  6

     Notes to condensed consolidated financial statements.....................  7

Item 2.  Management's Discussion and Analysis of Financial Condition and
        Results of Operations................................................. 10

SIGNATURES.................................................................... 11

                              IRONSTONE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                             THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                          1997              1996
                                                      -----------       -----------
Revenues:
  Consulting fees                                     $   524,302       $   594,247
  Subscription fees                                            --             4,874
  Interest and other income                                 9,784            12,236
                                                      -----------       -----------
    Total revenues                                        534,086           611,357
                                                      -----------       -----------

Costs and expenses:
  Salaries and wages, payroll taxes and benefits          490,396           888,408
  Depreciation                                             20,940            27,625
  Amortization                                             36,298            22,939
  Bad debt expense                                         40,178            35,662
  Rent expense                                             63,594           108,951
  Professional fees                                        49,681            (1,055)
  Advertising and promotion                                 3,064            29,928
  Office expense                                           22,274            48,263
  Referral and split fees                                  19,993            39,871
  Travel and entertainment                                 10,536            23,750
  Research expense                                         21,941            21,273
  Communications                                            7,600            15,325
  Interest expense                                          5,878            31,546
  Other operating expenses                                 26,543            49,540
                                                      -----------       -----------
    Total costs and expenses                              818,916         1,342,026
                                                      -----------       -----------

Loss before income taxes and minority interest           (284,830)         (730,669)
Income tax provision                                        1,021                --
Minority interest                                            (978)          (23,097)
                                                      -----------       -----------

Net loss                                              $  (284,873)      $  (707,572)
                                                      ===========       ===========



Net loss per common and common equivalent share:

  Net loss per share                                  $     (0.19)      $     (0.48)
                                                      ===========       ===========

  Average shares outstanding                            1,487,870         1,487,870



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                              IRONSTONE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                          1997             1996
                                                      -----------       -----------
Revenues:
  Consulting fees                                     $ 1,866,107       $ 3,134,047
  Subscription fees                                            --            14,624
  Interest and other income                                32,961            29,456
                                                      -----------       -----------
    Total revenues                                      1,899,068         3,178,127
                                                      -----------       -----------

Costs and expenses:
  Salaries and wages, payroll taxes and benefits        1,399,031         2,965,946
  Depreciation                                             62,609            79,737
  Amortization                                             92,560            68,691
  Bad debt expense                                         45,721           188,314
  Rent expense                                            245,839           316,911
  Professional fees                                       163,472           180,297
  Advertising and promotion                                21,471            85,848
  Office expense                                           73,589           149,847
  Referral and split fees                                  71,116            85,139
  Travel and entertainment                                 24,949           113,089
  Research expense                                         57,144            69,030
  Communications                                           26,563            50,981
  Interest expense                                         37,052            88,078
  Other operating expenses                                 80,855           136,889
                                                      -----------       -----------
    Total costs and expenses                            2,401,971         4,578,797
                                                      -----------       -----------

Loss before income taxes and minority interest           (502,903)       (1,400,670)
Income tax provision                                        4,321             3,300
Minority interest                                            (271)          (75,917)
                                                      -----------       -----------

Net loss                                              $  (506,953)      $(1,328,053)
                                                      ===========       ===========



Net loss per common and common equivalent share:

  Net loss per share                                  $     (0.34)      $     (0.89)
                                                      ===========       ===========

  Average shares outstanding                            1,487,870         1,487,870




         The accompanying notes are an integral part of these condensed consolidated financial statements.

                              IRONSTONE GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)




ASSETS:
Current assets:
  Cash                                                                              $    978,352
  Marketable securities available for sale                                             1,052,800
  Accounts receivable, net of allowance for doubtful accounts
    of $1,048,273                                                                      1,461,505
  Prepaid expenses                                                                        75,082
                                                                                    ------------
    Total current assets                                                               3,567,739
                                                                                    ------------

Property and equipment - net                                                             149,931
Costs in excess of net assets of acquired businesses - net                                94,001
Other assets                                                                              42,966
                                                                                    ------------
   Total assets                                                                     $  3,854,637
                                                                                    ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                                                  $     84,726
  Accrued compensation                                                                   186,582
  Notes payable                                                                          266,558
  Capitalized lease obligations - current portion                                         33,249
  Deferred revenue                                                                       102,000
  Accrued interest payable                                                                 5,978
  Other current liabilities                                                              190,511
                                                                                    ------------
    Total current liabilities                                                            869,604
                                                                                    ------------

Capitalized lease obligations - net of current portion                                    11,629
                                                                                    ------------

Shareholders' equity:
  Preferred stock, $0.01 par value, 5,000,000 shares authorized of which there are no issued and outstanding shares
  Common stock, $0.01 par value, 25,000,000 shares authorized of
    which 1,487,870 shares are issued and outstanding                                     14,879
  Additional paid in capital                                                          21,170,385
  Accumulated deficit                                                                (18,378,483)
  Unrealized gain on marketable securities available for sale                            166,623
                                                                                    ------------
    Total shareholders' equity                                                         2,973,404
                                                                                    ------------
    Total liabilities and shareholders' equity                                      $  3,854,637
                                                                                    ============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                              IRONSTONE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                           NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                          1997                1996
                                                                      -----------       -----------
OPERATING ACTIVITIES:
  Net loss                                                            $  (506,953)      $(1,328,053)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation                                                           62,609            79,737
    Amortization                                                           92,560            68,691
    Loss on purchase of minority interest                                   1,245            26,598
    Undistributed minority interest in consolidated subsidiaries             (271)          (75,917)
    Net gain on sale of property and equipment                             (8,685)               --

    Changes in assets and liabilities:
      Accounts receivable                                               2,465,258         2,002,047
      Other current assets                                                 34,771           (31,368)
      Other assets                                                        (46,434)            2,688
      Accounts payable                                                   (110,311)         (107,225)
      Accrued compensation                                               (473,456)           12,251
      Other current liabilities                                          (296,992)         (338,075)
                                                                      -----------       -----------
          Net cash provided by operating activities                     1,213,341           311,374
                                                                      -----------       -----------

INVESTING ACTIVITIES:
    Purchase of marketable securities available for sale                       --          (227,316)
    Purchase of property and equipment                                    (25,183)          (30,149)
    Proceeds from sale of property and equipment                           16,946                --
                                                                      -----------       -----------
        Net cash used by investing activities                              (8,237)         (257,465)
                                                                      -----------       -----------

FINANCING ACTIVITIES:
    Purchase of minority interest                                        (101,433)          (92,500)
    Payments on capitalized lease obligations                             (40,262)          (32,986)
    Payments on notes payable                                            (264,600)         (515,165)
    Borrowings from line of credit                                             --           225,000
    Payments on line of credit                                           (350,000)               --
                                                                      -----------       -----------
        Net cash used by financing activities                            (756,295)         (415,651)
                                                                      -----------       -----------

Net increase (decrease) in cash                                           448,809          (361,742)
Cash at beginning of period                                               529,543           754,158
                                                                      -----------       -----------
Cash at end of period                                                 $   978,352       $   392,416
                                                                      ===========       ===========



Non-cash investing and financing activities:

    Borrowings from capitalized lease obligations                     $    21,377       $        --
    Notes payable attained from asset purchase                             15,000                --


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                              IRONSTONE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (UNAUDITED)


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

                              IRONSTONE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (UNAUDITED)


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

Proforma EPS under SFAS No. 128 is computed as follows for the following periods:


                                       THREE MONTHS ENDED                       THREE MONTHS ENDED
                                       SEPTEMBER 30, 1997                       SEPTEMBER 30, 1996
                                       ------------------                       ------------------
                                 LOSS         SHARES         EPS          LOSS         SHARES         EPS
                                 ----         ------         ---          ----         ------         ---
Basic and Diluted EPS:
   Loss applicable to
   common shareholders       $ (284,873)    1,487,870     $ (0.19)    $ (707,572)    1,487,870     $ (0.48)
                             ==========     =========     =======     ==========     =========     =======


                                        NINE MONTHS ENDED                        NINE MONTHS ENDED
                                       SEPTEMBER 30, 1997                       SEPTEMBER 30, 1996
                                       ------------------                       ------------------
                                 LOSS         SHARES         EPS          LOSS         SHARES         EPS
                                 ----         ------         ---          ----         ------         ---
Basic and Diluted EPS:
   Loss applicable to
   common shareholders       $ (506,953)    1,487,870     $ (0.34)    $(1,328,053)   1,487,870      $ (0.89)
                             ===========    =========     ========    ============   =========      ========


Options on 22,295 and 115,933 shares of common stock as of September 30, 1997 and September 30, 1996, respectively, were not included in computing diluted EPS because their effects are antidilutive.

                              IRONSTONE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (UNAUDITED)


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


5. PURCHASE OF MINORITY INTEREST

On July 17, 1997, BPC purchased from a minority shareholder of BPC, 166 shares of BPC's issued and outstanding shares of common stock in exchange for $101,433 cash. The carrying value of the minority interest purchased was $100,188.


6.  COMMITMENTS AND CONTINGENCIES

On April 1, 1997, BPA entered into an employment agreement (the "Agreement") with an officer of the company. The Agreement specifies compensation and incentive amounts and includes non-competition and non-solicitation clauses. Bonuses and other incentive amounts are to be paid if certain BPA cash and profit goals are achieved. Such amounts are expensed at the time they are earned and are determined on an annual basis.

                                       ***

                              IRONSTONE GROUP, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results Of Operations

Revenues for the three and nine month periods ended September 30, 1997 decreased $77,271 and $1,279,059 or 12.64% and 40.25%, respectively, as compared to the same periods in 1996. Such decreases are primarily due to a decline in the California revenues resulting in large part from a reduction in the number of taxing authority hearings scheduled during the first through third quarters of 1997. In fiscal 1996, the taxing authorities, aided by additional funding from the State of California, increased the number of hearings scheduled in 1996 in an effort to reduce the number of pending property tax appeals. Accordingly, hearings scheduled in the first through third quarters of 1997 and the number of pending property tax appeals as of the end of the first three quarters of 1997 have declined from the same periods in 1996.

Costs and expenses for the three and nine month periods ended September 30, 1997 decreased $523,110 and $2,176,826 or 38.98% and 47.54%, respectively, as compared to the same periods in 1996 primarily due to the Company's effort to reduce its overall operating costs. Such decreases are comprised primarily of reductions in salaries and wages and bad debt expense. Salaries and wages decreased $398,012 and $1,566,915 or 44.80% and 52.83% for the three and nine month periods ended September 30, 1997, respectively, primarily due to reductions in staff that occurred in January 1997. Bad debt expense increased $4,516 and decreased $142,593 or 12.66% and 75.72% for the three and nine month periods ended September 30, 1997, respectively. The third quarter increase was primarily due to write-offs of several Taxnet accounts, and the nine month period decrease resulted from the decline in revenues discussed above as well as the reversal in the second quarter of $75,000 of bad debt expense originally recorded in 1996 related to revenues billed under the revised California contracts (see Note 13 in the Company's Form 10-KSB for the year ended December 31, 1996). This reversal was based on better than anticipated cash collections related to these revenues.

Due to the seasonal nature of consulting fee revenue (discussed in Note 1 to the condensed consolidated financial statements), the Company does not believe that its results of operations for the three and nine month periods ended September 30, 1997 are necessarily indicative of the results of operations in future periods.

Liquidity And Capital Resources

Net cash provided by operating activities for the three and nine month periods ended September 30, 1997 was $460,591 and $1,213,341, respectively. Cash increased $314,904 for the three month period ended September 30, 1997 primarily due to the collections of accounts receivable, partially offset by the purchase of a minority interest from an officer of BPC for $101,433. Cash increased $448,809 for the nine month period ended September 30, 1997 primarily due to collections of accounts receivable. Due in large part to a $333,211 reduction in the unrealized gain on marketable securities held for sale that occurred in the first and third quarters of 1997 and a $658,386 and $2,465,258 reduction in accounts receivable for the three and nine month periods ended September 30, 1997, respectively, the Company's working capital decreased by $204,401 and $1,035,471 during the three and nine month periods ended September 30, 1997, respectively. Management believes that its current level of cash and anticipated cash flow from operations will be adequate to meet its operating needs through the end of 1997.

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


                                       IRONSTONE GROUP, INC.
                                       A DELAWARE CORPORATION

Date:   November 10, 1997              By:  /s/  Gerald G. Pinkston
                                         --------------------------------
                                         Gerald G. Pinkston
                                         Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf on the Registrant and in the capacities and on the dates indicated.


SIGNATURE                           TITLE                               DATE
---------                           -----                               ----
/s/ Gerald G. Pinkston              Chief Executive Officer             November 10, 1997
-------------------------------     (Principal Executive Officer)
Gerald G. Pinkston


/s/ Gerald G. Pinkston              Chief Financial Officer             November 10, 1997
--------------------------------    (Principal Financial Officer and
Gerald G. Pinkston                  Principal Accounting Officer)