Form 10KSB40
period 1997-12-31
IRONSTONE GROUP INC
filed 1998-03-30
CIK 723269

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No[ ]

The Registrant's revenues for the fiscal year ended December 31, 1997 were $2,468,402.

The approximate aggregate market value of voting stock held by non-affiliates of the Registrant was $254,980 as of March 20, 1998 based on the closing bid price on March 20, 1998. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

As of March 20, 1998, 1,487,870 shares of Common Stock, $0.01 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report (the "1998 Proxy Statement").

Transitional Small Business Disclosure Format:    Yes [  ]    No [X]

                                TABLE OF CONTENTS

                                                                                                 PAGE
                                                                                                 ----
PART I:

Item 1.   Business................................................................................3
Item 2.   Properties..............................................................................6
Item 3.   Legal Proceedings.......................................................................6
Item 4.   Submission of Matters to a Vote of Security Holders.....................................6

PART II:

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters...................7
Item 6.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations..............................................................................7
Item 7.   Financial Statements and Supplementary Data.............................................8
Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure..............................................................................8

PART III:

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance With
          Section 16(a) of the Exchange Act.......................................................9
Item 10.  Executive Compensation..................................................................9
Item 11.  Security Ownership of Certain Beneficial Owners and Management..........................9
Item 12.  Certain Relationships and Related Transactions..........................................9

PART IV:

Item 13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................10

SIGNATURES........................................................................................11

                                     PART 1

ITEM 1.  BUSINESS

                                   BACKGROUND

Ironstone Group, Inc., a Delaware corporation known as OXOCO, Inc. prior to 1988 (the "Company"), was incorporated in 1972. Since 1986, a majority of the Company's outstanding shares has been owned by Hambrecht & Quist Group, a San Francisco-based investment banking and venture capital firm, and its affiliates (collectively "H&Q"), and H&Q presently owns over 70% of the Company's outstanding voting shares.

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

During 1994 through 1996, BPA purchased from the minority shareholders of BPA, all remaining minority interests in BPA's outstanding shares. During 1995 and 1997, BPC purchased from the minority shareholder of BPC, all remaining minority interests in BPC's outstanding shares.

In January 1998, the Company's Board of Directors approved a plan for the Company to divest itself of the Belt Perry property and tax services group (see Business Strategy).

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

REAL PROPERTY TAX APPEALS

Belt Perry performs real property tax consulting work for over 2,000 commercial, industrial and residential clients, primarily in the states of Arizona and California through its offices in Phoenix, Arizona and San Diego, Los Angeles and San Rafael, California. Belt Perry obtains new clients through its account executives via referrals and telephone and direct contact.

Counties charge real property taxes based on the assessed value of real property multiplied by the applicable tax rate. Belt Perry's consulting services include the review and analysis of property records and the filing of property tax appeals. Belt Perry employs state-certified appraisers who are responsible for preparing documentation supporting an opinion of property valuation and negotiating and arguing property tax appeals at hearings on behalf of Belt Perry's clients. A computer-generated appraisal report is the basic document used by the appraiser to support the opinion of property valuation (see "Proprietary System"). Belt Perry typically charges contingent fees based on a percentage of the tax savings, if any, resulting from the property tax appeal. The majority of the Company's revenues are generated from real property tax appeals.

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

BPA downloads certain counties' property tax valuations into its computer system. An appraiser then uses the computer system to obtain the county assessor's valuation for each parcel owned by BPA's clients and determines whether or not such valuations appear reasonable based on the appraiser's initial valuation of the property. If the appraiser concludes that the assessor's valuation is too high, a property tax appeal is filed with the assessor stating the appraiser's position regarding the appropriate valuation and the basis for such valuation (i.e., income approach, market approach, etc.). The assessor may accept or deny an appeal. If an appeal is denied, BPA has the option of filing an appeal with the County Board of Equalization (the "Equalization Board"), which hears arguments from BPA and the assessor and subsequently determines the appropriate valuation. If the decision rendered by the Equalization Board is unsatisfactory to BPA, BPA has the option of filing an appeal with the State Board of Tax Appeals and, finally, with the Superior Court.

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

BUSINESS STRATEGY

The Company's strategy was to provide property tax and tax-related services with the primary focus on providing real and personal property tax consulting services. The Company's acquisition of Belt Perry allowed the Company to provide real and personal property tax consulting services primarily in the western United States. Consistent with its strategy to seek out opportunities to expand its core services, during 1997 the Company purchased certain assets of the personal property tax consulting division of Property Tax Consultants, Inc., a California corporation doing business as Tax Management Group, Inc.

Economic factors heavily influence the real and personal property tax assessments by governmental taxing authorities and, consequently, Belt Perry's business was influenced by these same factors. Due to economic factors in Arizona and California, which resulted in property valuations in 1997 being held fairly constant with the 1996 valuations, Belt Perry realized significant declines in the number of real property tax appeals filed as well as the revenue associated with such appeals in 1997. As a result, the Company reduced its Belt Perry staff by 28 full-time employees between January 1997 and January 1998.

Most governmental taxing authorities have an annual deadline for the filing of a property tax appeal. Such deadlines create a seasonality to the property tax appeal business within certain jurisdictions. The Company's challenge was to effectively manage its expenses and personnel levels while providing high quality customer service.

In January 1998, the Company's Board of Directors approved a plan for the Company to divest itself of the Belt Perry property and tax services group and to actively pursue other business opportunities. The Company is currently seeking a prospective purchaser of the property and tax services group. In addition, the Company has taken steps to further reduce operating expenses by closing nonprofitable locations. As of January 31, 1998, the Company's Arizona and Northern California operations ceased and the process to sublease the office spaces had commenced. The Southern California offices are now responsible for the day-to-day operations of the Belt Perry group. The Company will attempt to maximize its revenue potential in 1998 by continuing to work its pending real and personal property tax appeals, while continuing to reduce its operating expenses.

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

The primary objectives of the Company in 1998 will be to pursue new business opportunities and divest itself of the Belt Perry property and tax services group. The Company intends to diversify its holdings by seeking additional business opportunities. Utilizing the services of its majority shareholder, Hambrecht & Quist, an investment banking and venture capital firm, the Company will identify and invest in small to mid-range companies in various industries that show promising growth. There can be no assurance that additional business opportunities will result from these efforts.

In addition, the Company intends to divest itself of the Belt Perry property and tax services group by merger or sale of its assets to other(s) in the industry, or liquidation. The Company is currently utilizing its industry contacts and strategic relationships to identify potential buyers for the property and tax services group. There can be no assurance that a prospective purchaser will result from these efforts.

EMPLOYEES

As of March 20, 1998, the Company had 10 total employees, all full-time employees of BPC. None of the Company's employees are subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.


ITEM 2.  PROPERTIES

The Company's principal executive offices are located in 250 square feet of leased office space in San Diego, California. BPA leases approximately 9,900 and 800 square feet of office space in Phoenix, Arizona and San Rafael, California, respectively. Such leases expire in June 2000 and March 2000, respectively. The Company subleases the majority of its office space in Phoenix, Arizona and is currently negotiating to sublease the remaining portion of that space as well as the San Rafael office space. BPC leases approximately 7,500 and 1,700 square feet of office space in San Diego and Los Angeles, California, respectively. The San Diego lease expires in September 1999, and the Los Angeles lease is on a month-to-month basis. The Company believes that its current space is adequate for its operations.


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

On June 10, 1996, a settlement agreement was entered into by SGC and various other parties settling most but not all disputes among them. In particular, the individual's claim against the Company for $100,000 referred to in the first paragraph above was resolved by the settlement.

Other than legal proceedings in which BPA and BPC are involved in the ordinary course of business, the Company is not a party to any other material legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of stockholders during 1997.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is not eligible for publication of quotations on any securities market and the Company is not aware of any recent material trading activity in shares of its Common Stock. As of March 20, 1998, there were approximately 1,029 holders of record of the Company's Common Stock. The Company has not paid cash dividends on its Common Stock since its inception and does not intend to pay cash dividends on its Common Stock in the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Year ended December 31, 1997

Revenues for 1997 were $2,468,402, a decrease of $6,112,810 or 71.2% as compared to 1996. This decrease was primarily due to reductions in the number of real property appeals filed in California and Arizona, coupled with management's decision to reinstate the Company's former contracts with its California clients and return to its prior billing methods. The reduction in the number of real property appeals filed was the result of 1997 property valuations being held fairly constant with the 1996 valuations, as well as the Company's change in focus from real property tax consulting to diversification and concentration on marketing and growing personal property compliance, valuation and other consulting services.

Costs and expenses for 1997 decreased $4,962,586 or 62.0% as compared to 1996. This decrease was primarily due to reductions in salaries and wages, bad debts and rent expense.

Salaries and wages decreased $2,333,304 or 56.7% primarily due to the effects of a decrease in the Phoenix, Arizona and San Rafael, California office personnel in early January 1997, as well as voluntary salary reductions by certain executives in 1997.

Bad debts expense decreased $1,929,993 or 96.1% primarily due to the decrease in revenues discussed above, as well as the mid-year reversal of $75,000 of bad debt expense previously recorded in 1996 related to revenues billed under the revised California contracts for the San Rafael, California office. This reversal was the direct result of actual collections being better than anticipated for these revenues.

Rent expense decreased $111,065 or 26.5% primarily due to the Company's consolidating office space and renegotiating the leases related to the Phoenix, Arizona and San Diego and San Rafael, California offices.


Year ended December 31, 1996

Revenues for fiscal 1996 were $8,581,212, an increase of $936,238 or 12.3% as compared to fiscal 1995. This increase was due to a $2,080,265 increase in the California revenues partially offset by a $1,123,327 decrease in the Arizona revenues. The increase in the California revenues resulted primarily from a revision to the Company's contracts with its California clients which revised the Company's method of billing. The decision to revise the California contracts was based on market conditions as well as current practice by the Company's major competitors. The decrease in the Arizona revenues was primarily due to economic and political factors in Arizona, which resulted in 1996 property valuations being held fairly constant with the 1995 valuations. As a result, BPA realized a significant decline in the number of property tax appeals filed in 1996 as well as the revenue associated with such appeals.

Costs and expenses for fiscal 1996 decreased by $900,479, a decrease of 10.1% as compared to fiscal 1995. This decrease was primarily due to decreases in salaries and wages, amortization expense and non-operating expenses, partially offset by an increase in bad debt expense.

Bad debt expense increased $1,427,739 or 246% primarily due to management's decision to increase its bad debt provision by approximately $1,378,700 related to revenues billed under the revised California contracts discussed above.

Salaries and wages decreased by $373,344 or 8.3% primarily due to the effects of a decrease in personnel that occurred in the later part of 1995 as well as voluntary salary reductions by certain executive officers in 1996.

Amortization expense decreased by $1,318,721 or 93.5% as a result of the write-down in 1995 of goodwill associated with the acquisition of BPA to reflect the impairment of this asset.

Non-operating expenses decreased by $444,945 or 100% as a result of the write-off in 1995 of costs and expenses associated with the development of a sales and use tax software product for resale and an on-line resume and career placement service. Such projects were abandoned by the Company in 1995.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the year ended December 31, 1997 was $1,518,762. Due to significant reduction in accounts receivable and payoff of accrued incentives and bonuses, working capital at December 31, 1997 was $2,890,591, a decrease of $843,015 or 22.6% from 1996.

Net cash used by investing activities for the year ended December 31, 1997 was $7,206, consisting primarily of acquisitions of computer and office equipment partially offset by proceeds from sales of similar assets.

Net cash used by financing activities for the year ended December 31, 1997 was $889,483, consisting of payments on notes payable and capital lease obligations, the second quarter payoff of the Company's revolving line of credit, and the July 17, 1997 purchase of minority interest of 166 shares of BPC.

Cash increased by $622,073 from $529,543 at the end of 1996 to $1,151,616 at the end of 1997. Management believes that its current level of cash and anticipated cash flow from operations will be adequate to meet its operating needs through 1998.

The Company may obtain additional equity or working capital through bank borrowings and public or private sales of equity securities and exercises of outstanding stock options. There can be no assurance, however, that such additional financing will be available on terms favorable to the Company, or at all.

YEAR 2000 CONVERSION

The Company recognizes the need to ensure its future operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations or other date-sensitive applications using the Year 2000 date are a known risk. The Company will be addressing this risk to the availability and integrity of financial systems and the reliability of operational systems in order to identify, evaluate and implement system and/or application changes necessary to achieve a Year 2000 conversion with minimal effect on customers or disruption to future business operations. The Company will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. Management has not yet assessed the Year 2000 compliance expense and related potential effect on the Company's future earnings.

The Company will initiate formal communications with its significant suppliers to determine the extent to which the Company's interface systems would be vulnerable to those third parties' failure to remediate their own Year 2000 issue. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.


ITEM 7.  FINANCIAL STATEMENTS

The financial statements required to be filed herewith begin on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVES OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS

The information required herewith is incorporated by reference from the sections captioned "Proposal 1: Election of Directors" and "Certain Transactions" contained in the 1998 Proxy Statement.

EXECUTIVE OFFICERS

The following table sets forth the names, ages and positions of the Company's executive officers as of March 30, 1998. A summary of the background and experience of each of these individuals is set forth after the table.

NAME                                        AGE           POSITION
----                                        ---           --------

Gerald G. Pinkston                          43            Chief Executive Officer,
                                                          Secretary and Treasurer

Mr. Pinkston has served as Chief Executive Officer since January 1997 and as Secretary and Treasurer since October 1997. He also served as President and Chief Operating Officer from October 1993 to January 1997.
From March 1991 to October 1993, Mr. Pinkston served as President of BPC.


ITEM 10.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the section captioned "Executive Compensation" contained in the 1998 Proxy Statement.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required herewith is incorporated by reference from the section captioned "Security Ownership of Certain Beneficial Owners and Management" contained in the 1998 Proxy Statement.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required herewith is incorporated by reference from the section captioned "Certain Transactions" contained in the 1998 Proxy Statement.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)         EXHIBITS

EXHIBIT                                                                         PAGE NUMBER OR
NUMBER                      DESCRIPTION                                         METHOD OF FILING
------                      -----------                                         ----------------

  11.1         Statement Regarding Computation of Earnings Per Share                   12

  21.1         Subsidiaries of Ironstone Group, Inc.                                   13


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


                                        IRONSTONE GROUP, INC.
                                        A DELAWARE CORPORATION

Date:   March 30, 1998                  By:  /s/  Gerald G. Pinkston
                                             -----------------------
                                             Gerald G. Pinkston
                                             Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                           TITLE                               DATE
---------                           -----                               ----

/s/ Gerald G. Pinkston              Chief Executive Officer,            March 30, 1998
-------------------------           Secretary and Treasurer
Gerald G. Pinkston                  (Principal Executive Officer
                                    and Principal Financial Officer)


/s/ Edmund H. Shea, Jr.             Director                            March 30, 1998
-------------------------
Edmund H. Shea, Jr.

                                  EXHIBIT 11.1



                              IRONSTONE GROUP, INC.
              COMPUTATION OF EARNINGS PER SHARE - BASIC AND DILUTED
                     YEARS ENDED DECEMBER 31, 1997 AND 1996



                                                                              1997             1996
                                                                           ----------       ----------

Net income (loss) available to common shareholders                         $ (574,492)      $  568,329
                                                                           ==========       ==========
Average outstanding common and equivalent shares - basic                    1,487,870        1,487,870
                                                                           ==========       ==========
Average outstanding common and equivalent shares - diluted                  1,487,870        1,487,870
                                                                           ==========       ==========
Net income (loss) per common and equivalent share - basic and diluted      $    (0.39)      $     0.38
                                                                           ==========       ==========

                                  EXHIBIT 21.1



                      SUBSIDIARIES OF IRONSTONE GROUP, INC.



AcadiEnergy, Inc., a Delaware corporation, is a 100%-owned subsidiary of the Company.

Belt Perry Associates, Inc., an Arizona corporation, ("BPA") is a 100%-owned subsidiary of the Company.

Belt Perry Associates, Inc., a California corporation, is 83.33% owned by BPA and 16.67% owned by the Company.

DeMoss Corporation, a California corporation, is a 100%-owned subsidiary of the Company.

TaxNet, Inc., an Arizona corporation, is a 100%-owned subsidiary of BPA.

                              IRONSTONE GROUP, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                            PAGE
                                                                                                            ----

Independent auditors' report.............................................................................   F-2

Consolidated balance sheet at December 31, 1997..........................................................   F-3

Consolidated statements of operations for the years ended
 December 31, 1997 and 1996..............................................................................   F-4

Consolidated statements of shareholders' equity for the years ended
 December 31, 1997 and 1996..............................................................................   F-5

Consolidated statements of cash flows for the years ended
 December 31, 1997 and 1996..............................................................................   F-6

Notes to consolidated financial statements...............................................................   F-8

INDEPENDENT AUDITORS' REPORT


Shareholders and Board of Directors
Ironstone Group, Inc.
San Diego, California

We have audited the accompanying consolidated balance sheet of Ironstone Group, Inc. and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Ironstone Group, Inc. and subsidiaries at December 31, 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

San Diego, California
March 20, 1998

                              IRONSTONE GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1997



ASSETS:
Current assets:
  Cash                                                                              $  1,151,616
  Marketable securities available for sale                                             1,250,200
  Accounts receivable, net of allowance for doubtful accounts
    of $760,706                                                                        1,180,158
  Prepaid expenses                                                                        49,719
                                                                                    ------------
    Total current assets                                                               3,631,693
                                                                                    ------------

Property and equipment - net                                                             127,861
Goodwill                                                                                  71,062
Other assets                                                                              23,584
                                                                                    ------------
   Total assets                                                                     $  3,854,200
                                                                                    ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                                                  $     84,534
  Accrued compensation                                                                   104,920
  Margin loan                                                                            145,341
  Notes payable                                                                          150,000
  Capitalized lease obligations - current portion                                         18,415
  Deferred revenue                                                                       102,000
  Due to officer                                                                          95,000
  Accrued interest payable                                                                 1,829
  Other current liabilities                                                               39,063
                                                                                    ------------
    Total current liabilities                                                            741,102
                                                                                    ------------

Capitalized lease obligations - net of current portion                                     9,833
                                                                                    ------------

Commitments and contingencies (Note 12)

Shareholders' equity:
  Preferred stock, $0.01 par value, 5,000,000 shares authorized of which there are no issued and outstanding shares
  Common stock, $0.01 par value, 25,000,000 shares authorized of
    which 1,487,870 shares are issued and outstanding                                     14,879
  Additional paid in capital                                                          21,170,385
  Accumulated deficit                                                                (18,446,022)
  Unrealized gain on marketable securities available for sale                            364,023
                                                                                    ------------
    Total shareholders' equity                                                         3,103,265
                                                                                    ------------
    Total liabilities and shareholders' equity                                      $  3,854,200
                                                                                    ============



The accompanying notes are an integral part of these consolidated financial statements.

                              IRONSTONE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996



                                                                 1997              1996
                                                             -----------       -----------
Revenues:
  Consulting fees                                            $ 2,421,849       $ 8,520,117
  Subscription fees                                                 --              19,500
  Interest and other income                                       46,553            41,595
                                                             -----------       -----------
    Total revenues                                             2,468,402         8,581,212
                                                             -----------       -----------

Costs and expenses:
  Salaries and wages, payroll taxes and benefits               1,782,404         4,115,708
  Depreciation                                                    83,648           108,097
  Amortization                                                   128,858            91,630
  Bad debt expense                                                78,992         2,008,985
  Rent expense                                                   308,576           419,641
  Professional fees                                              180,481           252,802
  Advertising and promotion                                       23,935           109,277
  Office expense                                                  84,508           188,203
  Referral and split fees                                         79,441           112,161
  Travel and entertainment                                        28,742           138,945
  Research expense                                                75,040            95,457
  Communications                                                  34,423            66,184
  Interest expense                                                44,721           105,040
  Other operating expenses                                       106,146           190,371
                                                             -----------       -----------
    Total costs and expenses                                   3,039,915         8,002,501
                                                             -----------       -----------

Income (loss) before income taxes and minority interest         (571,513)          578,711
Income tax provision                                              (3,250)          (53,050)
Minority interest                                                    271            42,668
                                                             -----------       -----------

Net income (loss)                                            $  (574,492)      $   568,329
                                                             ===========       ===========



Net income (loss) per share - basic and diluted              $     (0.39)      $      0.38
                                                             ===========       ===========

Average shares outstanding - basic                             1,487,870         1,487,870

Average shares outstanding - diluted                           1,487,870         1,487,870



The accompanying notes are an integral part of these consolidated financial statements.

                              IRONSTONE GROUP, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1997 AND 1996



                                                                                                    UNREALIZED
                                                                 ADDITIONAL                           GAIN ON
                                     COMMON STOCK                  PAID IN       ACCUMULATED        MARKETABLE
                               SHARES            AMOUNT            CAPITAL         DEFICIT          SECURITIES         TOTAL
                            ------------      ------------      ------------     ------------      ------------     ------------
Balances,
  January 1, 1996              1,487,870      $     14,879      $ 21,170,385     $(18,439,859)     $     27,139     $  2,772,544

Unrealized gain on
  marketable securities                                                                                 472,695          472,695
Net income                                                                            568,329                            568,329
                            ------------      ------------      ------------     ------------      ------------     ------------

Balances,
   December 31, 1996           1,487,870            14,879        21,170,385      (17,871,530)          499,834        3,813,568

Unrealized loss on
  marketable securities                                                                                (135,811)        (135,811)
Net loss                                                                             (574,492)                          (574,492)
                            ------------      ------------      ------------     ------------      ------------     ------------

Balances,
   December 31, 1997           1,487,870      $     14,879      $ 21,170,385     $(18,446,022)     $    364,023     $  3,103,265
                            ============      ============      ============     ============      ============     ============



The accompanying notes are an integral part of these consolidated financial statements.

                              IRONSTONE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996



                                                                                     1997             1996
                                                                                 -----------      -----------
OPERATING ACTIVITIES:
  Net income (loss)                                                              $  (574,492)     $   568,329
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation                                                                      83,648          108,097
    Amortization                                                                     128,858           91,630
    Loss on purchase of minority interest in consolidated subsidiaries                 1,245           26,598
    Undistributed minority interest in consolidated subsidiaries                        (271)         (42,668)
    Gain on sale of assets                                                            (8,685)            --

    Changes in assets and liabilities net of effects of purchase of minority interests in consolidated subsidiaries:
      Accounts receivable                                                          2,746,605          (51,627)
      Other current assets                                                            60,134          (59,644)
      Other assets                                                                   (40,411)           7,219
      Accounts payable                                                              (110,503)          34,699
      Accrued compensation                                                          (555,118)         216,443
      Other current liabilities                                                     (212,248)        (102,276)
                                                                                 -----------      -----------
          Net cash provided by operating activities                                1,518,762          796,800
                                                                                 -----------      -----------

INVESTING ACTIVITIES:
    Proceeds from sale of property and equipment                                      16,946             --
    Purchase of marketable securities available for sale                                --           (227,316)
    Purchase of property and equipment                                               (24,152)         (36,966)
                                                                                 -----------      -----------
        Net cash used by investing activities                                         (7,206)        (264,282)
                                                                                 -----------      -----------

FINANCING ACTIVITIES:
    Borrowings from line of credit                                                      --            225,000
    Purchase of minority interests in consolidated subsidiaries                     (101,433)        (242,500)
    Payments on line of credit                                                      (350,000)            --
    Payments on capitalized lease obligations                                        (56,892)         (44,608)
    Payments on notes payable                                                       (381,158)        (695,025)
                                                                                 -----------      -----------
        Net cash used by financing activities                                       (889,483)        (757,133)
                                                                                 -----------      -----------

Net increase (decrease) in cash                                                      622,073         (224,615)
Cash at beginning of year                                                            529,543          754,158
                                                                                 -----------      -----------
Cash at end of year                                                              $ 1,151,616      $   529,543
                                                                                 ===========      ===========



                                  (continued)

                              IRONSTONE GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1997 AND 1996



                                                             1997         1996
                                                           --------     --------

Supplemental disclosure of cash flow information:

Cash paid during the period for:

  Interest                                                 $ 51,683     $129,598
  Income taxes                                               54,071        3,250


Supplemental disclosure of non-cash investing and financing activities:

On March 28, 1997, the Company entered into a non-cancelable capital lease agreement with Sanwa Leasing Corporation for the acquisition of copier equipment for the Company's San Rafael, California office. The $4,945 lease obligation is payable in 36 equal monthly installments over the lease term commencing April 1, 1997. Upon expiration of the lease term, the Company has the right to return the equipment, or the lease automatically extends for a minimum period of one year with monthly rent payments at double the current stated rate.

On April 4, 1997, the Company entered into a non-cancelable capital lease agreement with Banc One Leasing Corporation for the acquisition of copier equipment for the Company's Phoenix, Arizona office. The $16,432 lease obligation is payable in 36 equal monthly installments over the lease term commencing April 1, 1997. Upon expiration of the lease term, the Company has the right to return the equipment or exercise its option to purchase the equipment for a buyout of approximately ten (10) percent of the original equipment cost at lease inception.



The accompanying notes are an integral part of these consolidated financial statements.

                              IRONSTONE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Business Activities

Ironstone Group, Inc. (the "Company"), consolidates the financial statements of its majority-owned subsidiaries Belt Perry Associates, Inc., an Arizona corporation ("BPA"), Belt Perry Associates, Inc., a California corporation ("BPC"), TaxNet, Inc., an Arizona corporation ("TaxNet") and DeMoss Corporation, a California corporation ("DeMoss"). All significant intercompany transactions have been eliminated in consolidation. The Company's significant business activities include reducing, for a fee, ad valorem taxes assessed to owners of real and personal property, generally in the Arizona and California markets. In January 1998, the Company's Board of Directors approved a plan for the Company to divest itself of the Belt Perry property and tax services group (Note 18).

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

Marketable Securities

Marketable securities have been classified by management as available for sale in accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). In accordance with SFAS No. 115, marketable securities are recorded at fair value and any unrealized gains and losses are excluded from earnings and reported as a separate component of shareholders' equity until realized. The fair value of the Company's marketable securities at December 31, 1997 is based on quoted market prices.

Property and Equipment

Property and equipment are stated at cost and depreciated using accelerated methods over the estimated useful lives of three to seven years.

Long-Lived Assets

In accordance with Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"), the Company adopted SFAS No. 121 in 1996. The Company has reviewed its assets for impairment and concluded that the impact on the Company's financial position and results of operations from adopting SFAS No. 121 is not significant.

Goodwill

The Company has classified as Goodwill the excess of the purchase price over the fair value of the net assets of acquired businesses. Such excess costs are being amortized using the straight-line method over the estimated period of future benefit of five years. At each balance sheet date, the Company evaluates the recoverability of the unamortized excess costs (Note 5).

                              IRONSTONE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996


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

Income Taxes

The Company and its majority-owned subsidiaries file a consolidated federal income tax return. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). In accordance with SFAS No. 109, deferred taxes are recorded using a liability approach (Note 6).

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


2. MARKETABLE SECURITIES

All marketable securities are classified as available for sale. The cost and fair value of marketable securities at December 31, 1997 are as follows:

                                                          NET
                                                      UNREALIZED        FAIR
                                         COST            GAIN           VALUE

Corporate equity securities           $  886,177      $  364,023      $1,250,200
                                      ==========      ==========      ==========



All marketable securities are invested in the common stock of one corporation (Interlinq Software). The Company has entered into a margin loan agreement ("Margin Loan") with Hambrecht & Quist LLC, a major shareholder of the Company, pledging all marketable securities as collateral for the Margin Loan. The Margin Loan bears interest at Hambrecht & Quist LLC's margin loan rate, which for the period from January 1, 1996 through December 31, 1997 ranged between 8.50% and 7.75% per annum (8.00% at December 31, 1997). At December 31, 1997, the Company owed $145,341 on the Margin Loan.

                              IRONSTONE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996


3. ACCOUNTS RECEIVABLE

Accounts receivable consists of the following at December 31, 1997:

          Accounts receivable                             $ 1,938,840
          Advances to employees and other                       2,024
          Less allowance for doubtful accounts               (760,706)
                                                          -----------
          Accounts receivable - net                       $ 1,180,158
                                                          ===========


4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 1997:

          Computer equipment and software                   $ 282,767
          Furniture and office equipment                      121,992
                                                            ---------
          Total property and equipment                        404,759
          Less accumulated depreciation                      (276,898)
                                                            ---------
          Property and equipment - net                      $ 127,861
                                                            =========

At December 31, 1997, computer equipment and software included $13,950 of leased assets, and furniture and office equipment included $14,298 of leased assets (Note 9).

Depreciation expense on owned and leased assets was $83,648 and $108,097 for the years ended December 31, 1997 and 1996, respectively.


5. GOODWILL

At December 31, 1997, the balance of goodwill of $425,218 is comprised primarily of goodwill associated with the acquisition of BPC, adjusted for a minority interest buyback in May 1995 (Note 11).

Goodwill consists of the following at December 31, 1997:

          Goodwill                                                 $ 425,218
          Less accumulated amortization                             (354,156)
                                                                   ---------

          Goodwill - net                                           $  71,062
                                                                   =========


6. INCOME TAXES

SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future consequences of events that have been recognized in the financial statements or tax returns. Deferred income taxes reflect the net tax effects of (i) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (ii) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's deferred income taxes at December 31, 1997 are as follows:

                              IRONSTONE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996


6. INCOME TAXES (CONTINUED)

          Deferred tax assets:
           Differences between book and tax basis of property     $    331,567
           Operating loss carryforwards                             28,842,405
          Deferred tax liabilities:
           Differences between book and tax basis of property          (53,598)
                                                                  ------------


          Total deferred income taxes                               29,120,374
          Less valuation allowance                                 (29,120,374)
                                                                  ------------
          Deferred income taxes - net                             $         --
                                                                  ============


The provision for income taxes consists of the following at December 31, 1997 and 1996, respectively:

                                               1997              1996
                                             -------           -------
          Current:
           Federal                           $  --             $41,000
           State                               3,250            12,050
                                             -------           -------

          Total                              $ 3,250           $53,050
                                             =======           =======

The Company's income tax provision for 1997 relates to annual franchise and minimum taxes charged by the states in which the Company is incorporated or does business. The Company's income tax provision for 1996 represents federal alternative minimum tax and state franchise and alternative minimum taxes. The primary difference between the income tax provisions for the years ended December 31, 1997 and 1996 and the income tax benefit (provision) which would be computed based upon the statutory income tax rate and the net income (loss) is due to not recording the potential benefit of the net operating loss carryforwards. As of December 31, 1997, the Company has net operating loss carryforwards for tax purposes of approximately $80,271,069. These carryforwards will expire in the years 1998 to 2012.

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

The differences between the Federal statutory tax rate and the Company's effective rate as a percentage of income before income taxes for the years ended December 31, 1997 and 1996 are as follows:

                                                         1997       1996
                                                        ------     ------

          Federal statutory tax rate                     (34.0)%     34.0 %
          Tax on minority interest                          --        2.3 %
          Effect of net operating loss carryforward
           and valuation allowance                        34.0 %    (36.3)%
          Federal alternative minimum tax                   --        6.6 %
          State income tax, net of Federal benefit         0.6 %      1.9 %
                                                        ------     ------

          Effective income tax rate                        0.6 %      8.5 %
                                                        ======     ======

                              IRONSTONE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996


7. LINE OF CREDIT

In June 1997, the Company paid in full its revolving operating line of credit in the amount of $350,000. The line of credit had a total available balance of $500,000 and bore interest on amounts borrowed at the lending bank's prime rate plus 1.25%. The line of credit was collateralized by BPA and BPC accounts receivable and other business assets. At December 31, 1997, the Company has not renewed the line of credit.


8. DUE TO OFFICER

On October 14, 1993, BPC entered into a purchase and employment agreement (the "Agreement") with an officer and minority shareholder of BPC (the "Officer") in exchange for 1,333 shares of BPC's issued and outstanding shares of common stock. The Agreement specifies compensation and incentive amounts and includes a non-competition clause (Note 12). Incentive amounts are to be paid if certain BPC profit goals are achieved. As a result of BPC meeting certain profit goals for 1996 and 1995, incentive amounts of $202,022 became payable as of December 31, 1996 and were paid in full on April 30, 1997.

On May 11, 1995, BPC purchased from the Officer 167 shares of BPC's issued and outstanding shares of common stock in exchange for $20,000 cash and an agreement to pay $50,000 on May 1, 1996 and May 1, 1997. Both payments were made in full on May 1, 1996 and May 1, 1997.

On April 1, 1997, BPA and BPC entered into an employment agreement (the "Agreement") with the Officer. The Agreement specifies compensation and incentive amounts and includes non-competition and non-solicitation clauses (Note 12). Bonuses and other incentive amounts are to be paid if certain cash and profit goals are achieved by BPA and BPC for 1997 and 1998. As a result of BPA and BPC meeting certain cash and profit goals for 1997, bonuses of $95,000 became payable as of December 31, 1997. Accordingly, such amount is included in Due to officer.


9. CAPITALIZED LEASE OBLIGATIONS

Future minimum lease payments under capitalized lease obligations at December 31, 1997 are as follows:

          1998                                             $ 20,214
          1999                                                8,292
          2000                                                2,220
                                                           --------

          Total minimum lease payments                       30,726
          Less amount representing interest                  (2,478)
                                                           --------
          Present value of net minimum lease payments        28,248
          Less current portion                              (18,415)
                                                           --------
          Total capitalized lease obligations - net of
          current portion                                  $  9,833
                                                           ========

                              IRONSTONE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996


10. NOTES PAYABLE

Notes payable consist of the following at December 31, 1997:

Notes payable to former minority shareholders of BPA, bearing interest at 5% per annum, with principal and interest payable in four equal annual installments beginning April 30, 1994, collateralized by BPA common stock held by the
  Company. These notes provide for a deferral in the payment of both principal and interest of no more than nine months at the election of the Company. The interest rate on the deferred principal ranges from 0% to 7% per annum and is based on BPA's revenue between 1994 and 1996. The Company has elected to defer
  the final payments until January 31, 1998.                                              $150,000
                                                                                          --------
        Total notes payable - current                                                     $150,000
                                                                                          ========

At December 31, 1997, the fair value of the Company's notes payable was $138,341. The fair value was estimated using discounted cash flow analyses based on the Company's incremental borrowing rate for similar types of borrowing arrangements.


11. PURCHASE OF MINORITY INTERESTS

On May 11, 1995, BPC purchased from an officer and minority shareholder of BPC, 167 shares of BPC's issued and outstanding shares of common stock in exchange for $20,000 cash and an agreement to pay $50,000 on May 1, 1996 and May 1, 1997. Goodwill, associated with the acquisition of BPC (Note 5), was increased by $75,255 and is being amortized over the remaining life of the original estimated period of future benefit of five years. The carrying value of the minority interest purchased was $44,745.

On September 19, 1995, BPA purchased from a minority shareholder of BPA, 418 shares of BPA's issued and outstanding shares of common stock in exchange for a note payable of $269,200. The note bore interest at 6% per annum with principal and interest payable in 24 equal monthly installments beginning October 1, 1995, and was paid in full in August 1997. Approximately $40,000 of the excess purchase price over the net assets acquired was added to Goodwill and was associated with the acquisition of BPA. Goodwill is being amortized over the remaining life of the original estimated period of future benefit of five years, with the balance of the excess written-off in 1995. The carrying value of the minority interest purchased was $90,758.

On May 7, 1996, BPA purchased from a minority shareholder of BPA, 182 shares of BPA's issued and outstanding shares of common stock in exchange for $50,000 cash. Goodwill was decreased by $1,704. The carrying value of the minority interest purchased was $51,704.

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

On July 17, 1997, BPC purchased from an officer and minority shareholder of BPC, 166 shares of BPC's issued and outstanding shares of common stock in exchange for $101,433 cash. The carrying value of the minority interest purchased was $100,188.

                              IRONSTONE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996


12. COMMITMENTS AND CONTINGENCIES

Operating Leases

BPA and BPC have entered into leases for office space and certain equipment under agreements that have been classified as operating leases for financial reporting purposes. In connection with the office space leases, BPA and BPC are responsible for certain monthly operating and maintenance expenses. The majority portion of one of BPA's facilities has been subleased. Rent expense under all operating leases, net of sublease income of $90,743 and $67,877 for the years ended December 31, 1997 and 1996, respectively, was $308,576 and $419,641 for the years ended December 31, 1997 and 1996, respectively.


Scheduled minimum lease payments under non-cancelable operating leases for the years ending December 31st are as follows:

          1998                                       $291,627
          1999                                        215,551
          2000                                         37,882
                                                     --------

          Total minimum operating lease payments     $545,060
                                                     ========

Employment Agreements

On October 14, 1993, BPC entered into an employment agreement (the "Agreement") with an officer and minority shareholder of BPC. The Agreement specifies compensation and incentive amounts and includes a non-competition clause. Incentive amounts are to be paid if certain BPC profit goals are achieved. Such amounts are expensed at the time they are earned and are determined on an annual basis (Note 8).

On April 1, 1997, BPA and BPC entered into an employment agreement (the "Agreement") with an officer and minority shareholder of BPC. The Agreement specifies compensation and incentive amounts and includes non-competition and non-solicitation clauses. Bonuses and other incentive amounts are to be paid if certain cash and profit goals are achieved by BPA and BPC. Such amounts are expensed as they are earned and are determined on an annual basis (Note 8).

Deferred Revenue

During 1992, a judgment was rendered in Tax Court (the "1992 Judgment") in a court case in which BPA had appealed a 1990 property tax valuation on behalf of a client. The 1992 Judgment resulted in a significant property tax savings for the client on which BPA's contingency fee was approximately $82,000. The taxing authority subsequently filed an appeal to the Court of Appeals. The Court of Appeals upheld the original 1992 Judgment and rejected a motion to reconsider. The taxing authority then filed an appeal to the Arizona Supreme Court. The Arizona Supreme Court reversed both the Court of Appeals' and the Tax Court's decisions and judgments. The case is now back before the Tax Court and will be heard along with other pending appeals for the 1991 through 1994 tax years filed by BPA on behalf of the client. At December 31, 1997, the case remains unresolved. During 1993, the County Treasurer made a payment to BPA on behalf of BPA's client related to the 1992 Judgment of which $102,000 represents BPA's contingent fee plus interest. Such amount is included in Deferred revenue pending the completion of the appeal process.

As a result of the 1992 Judgment, the Company's management and legal counsel has estimated total contingency fees of approximately $435,000 for the 1990 through 1994 tax years related to the same client. Such amount has not been accrued as of December 31, 1997 pending the completion of the appeal process.

                              IRONSTONE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996


12. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

In January 1994, as part of the Plan, the Company settled a disputed claim with an individual for $100,000, the payment of which was to be made to the individual from the last $100,000 owed and paid by St. George Crystal, Ltd. ("SGC") on certain promissory notes, stocks and warrants (the "Notes"). In December 1994, the Company sold its remaining 30% undivided interest in the Notes. In February 1995, and again on May 6, 1996, the Company and the court-appointed receiver for the Notes, received notice from the individual that as a result of the Company's disposition of the Notes, the $100,000 owed to such individual was due. The Company believes that no payment is due to such individual at this time and in the event the Company were to make such payment it would be indemnified. Accordingly, no amounts associated with this have been accrued.

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

On June 10, 1996, a settlement agreement was entered into by SGC and various other parties settling most but not all disputes among them. In particular, the individual's claim against the Company for $100,000 referred to in the first paragraph above was resolved by the settlement.

Other than legal proceedings in which BPA and BPC are involved in the ordinary course of business, the Company is not a party to any other material legal proceedings.


13. DEFINED CONTRIBUTION PLAN

The Company has adopted a defined contribution plan under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). Under the 401(k) Plan, employees may contribute a maximum of 15% of their annual wages subject to certain restrictions. Company contributions are discretionary and are equal to a percentage of the employee's eligible contributions. All employees are eligible to participate in the 401(k) Plan. Company contributions were $8,920 and $15,334 for the years ended December 31, 1997 and 1996, respectively.


14. STOCK OPTIONS

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

                              IRONSTONE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996


14. STOCK OPTIONS (CONTINUED)

A summary of stock option transactions during 1997 and 1996 is as follows:


                                                                            SHARES
                                                          OPTIONS          AVAILABLE     EXERCISE PRICE
                                                        OUTSTANDING        FOR GRANT        PER SHARE
                                                        -----------        ---------        ---------

          Balance, January 1, 1996                        116,508           222,772        $3.00-$4.00

           Granted                                          4,370            (4,370)             $4.00
           Expired                                        (15,485)           15,485              $4.00
                                                          -------           -------

          Balance, December 31, 1996                      105,393           233,887        $3.00-$4.00

           Granted                                          3,200            (3,200)             $0.50
           Expired                                        (86,903)           86,903        $3.00-$4.00
                                                          -------           -------

          Balance, December 31, 1997                       21,690           317,590        $0.50-$4.00
                                                           ======           =======


The Company applies APB 25 and related interpretations in accounting for the Plans. Accordingly, no compensation expense has been recognized for the Plans, as the options are granted at not less than 100% of the fair market value of the Company's common stock. Had compensation cost been determined based upon the fair market value on the date of grant for awards under the Plans consistent with the methodology prescribed under Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," the Company's net loss for the year ended December 31, 1997 would have been increased by $9,293 and the Company's net income for the year ended December 31, 1996 would have been decreased by $8,980. The fair market value of the options granted during 1997 is estimated as $937 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, volatility rate of 86%, risk free interest rate of 6%, assumed no forfeiture rate and expected life of three years. The fair market value of the options granted during 1996 is estimated as $1,049 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, volatility rate of 66%, risk free interest rate of 6%, assumed no forfeiture rate and expected life of four years.


15. RELATED PARTY TRANSACTIONS

In addition to the related party transactions described elsewhere in the accompanying consolidated financial statements and notes, the Company had the following related party transactions:

Interest expense related to incentive amounts payable to a minority shareholder of BPC was $6,464 for the year ended December 31, 1996.

Interest expense related to notes payable to former minority shareholders of BPA was $10,157 and $45,441 for the years ended December 31, 1997 and 1996, respectively.

At December 31, 1997, the Company owed $1,829 to former minority shareholders of BPA related to interest on notes payable. Such amount is included in Accrued interest payable.

                              IRONSTONE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996


16. ASSET PURCHASE

On April 17, 1997, the Company entered into an Asset Purchase Agreement with Property Tax Consultants, Inc., a California corporation doing business as Tax Management Group, Inc. ("TMG"), wherein the Company purchased certain assets and assumed certain liabilities of TMG's personal property consulting division in exchange for $50,000 cash and a note payable of $15,000. The aggregate purchase price of $65,000 has been allocated to the assets and liabilities acquired, based upon their respective fair market values as follows:

Asset/Liability Description                     Amount          Depreciation/ amortization period
---------------------------                     ------          ---------------------------------
                                                                            (years)
                                                                            -------

Computer equipment                            $  8,560                         3

Customer lists                                   2,175                         1
Intellectual property                           10,000                         5
Contract rights                                 49,259                         1

Accrued compensation                            (4,994)                       --
                                              --------
Total                                         $ 65,000
                                              ========

The note was payable in eight (8) equal monthly installments beginning May 15, 1997 and was paid in full on December 15, 1997.


17. EARNINGS PER SHARE - BASIC AND DILUTED

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS No. 128"), effective for financial statements issued after December 15, 1997. This statement provides simplified standards for the computation and presentation of earnings per share ("EPS"), making EPS comparable to international standards. SFAS No. 128 requires dual presentation of "Basic" and "Diluted" EPS by entities with complex structures, replacing "Primary" and "Fully Diluted" EPS under APB Opinion No. 15.

Basic EPS excludes dilution from common stock equivalents and is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares actually outstanding during the period. Diluted EPS reflects the potential dilution from common stock equivalents, except where inclusion of such common stock equivalents would have an anti-dilutive effect, similar to Fully Diluted EPS, but uses only the average stock price during the period as part of the computation.

The weighted average number of shares of common stock for 1997 and 1996 was 1,487,870. The weighted average dilutive common shares for 1997 and 1996 was 1,487,870. Common stock equivalents for 1997 and 1996 were not included in computing the weighted average dilutive shares because their effects were anti-dilutive.


18. SUBSEQUENT EVENT

In January 1998, the Company's Board of Directors approved a plan for the Company to divest itself of the (Belt Perry) property and tax services group and to actively seek other business opportunities. The Company is currently seeking a prospective purchaser of the property and tax services group. In addition, the Company has taken steps to further reduce operating expenses by closing nonprofitable locations. As of January 31, 1998, the Phoenix, Arizona and San Rafael, California operations ceased and the process to sublease the office spaces had commenced. The San Diego and Los Angeles, California offices are now responsible for the day-to-day operations of the entire property and tax services group.



                                      ***