Form 10QSB
period 1998-03-31
IRONSTONE GROUP INC
filed 1998-05-13
CIK 723269

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1998

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

As of March 31, 1998, 1,487,870 shares of Common Stock, $0.01 par value, were outstanding.

Transitional Small Business Disclosure Format:    Yes [ ]    No [X]



TOTAL NUMBER OF PAGES:   10  INDEX TO EXHIBITS AT PAGE: N/A

                              IRONSTONE GROUP, INC.

                                      INDEX

                                                                                                   PAGE
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

     Condensed consolidated statements of operations for the three months ended
      March 31, 1998 and 1997.....................................................................  3

     Condensed consolidated balance sheet at March 31, 1998 ......................................  4

     Condensed consolidated statements of cash flows for the three months ended
      March 31, 1998 and 1997.....................................................................  5

     Notes to condensed consolidated financial statements.........................................  6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....  8

SIGNATURES........................................................................................ 10


                              IRONSTONE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED
                                                                 MARCH 31,
                                                         1998               1997
                                                      -----------       -----------
Revenues:
  Consulting fees                                     $   276,820       $   643,366
  Interest and other income                                 8,317             6,816
                                                      -----------       -----------
    Total revenues                                        285,137           650,182
                                                      -----------       -----------

Costs and expenses:
  Salaries and wages, payroll taxes and benefits          317,964           507,998
  Depreciation                                             12,221            18,293
  Amortization                                             35,798            22,440
  Bad debt expense                                         16,612            38,632
  Rent expense                                             80,617           101,799
  Professional fees                                       117,017            25,388
  Advertising and promotion                                   338             2,704
  Office expense                                            4,731            25,407
  Referral and split fees                                   6,559               658
  Travel and entertainment                                  1,642             7,307
  Research expense                                          6,559            16,412
  Communications                                            5,435             6,550
  Interest expense                                          3,594            16,922
  Other operating expenses                                 23,370            17,459
                                                      -----------       -----------
    Total costs and expenses                              632,457           807,969
                                                      -----------       -----------

Loss before income taxes and minority interest           (347,320)         (157,787)
Income tax provision                                       (3,300)               --
Minority interest                                              --              (974)
                                                      -----------       -----------

Net loss                                              $  (350,620)      $  (158,761)
                                                      ===========       ===========



  Net loss per share - basic and diluted              $     (0.24)      $     (0.11)
                                                      ===========       ===========

  Average shares outstanding - basic                    1,487,870         1,487,870

  Average shares outstanding - diluted                  1,487,870         1,487,870



The accompanying notes are an integral part of these condensed consolidated financial statements.

                              IRONSTONE GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1998
                                   (UNAUDITED)


ASSETS:
Current assets:
  Cash                                                                              $    932,051
  Marketable securities available for sale                                             1,348,900
  Accounts receivable, net of allowance for doubtful accounts
    of $668,271                                                                          956,567
  Prepaid expenses                                                                        62,422
                                                                                    ------------
    Total current assets                                                               3,299,940
                                                                                    ------------

Property and equipment - net                                                              92,257
Goodwill                                                                                  48,622
Other assets                                                                              10,226
                                                                                    ------------
   Total assets                                                                     $  3,451,045
                                                                                    ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                                                  $    142,661
  Accrued compensation                                                                   134,309
  Margin loan                                                                            148,267
  Capitalized lease obligations - current portion                                         15,470
  Deferred revenue                                                                       102,000
  Other current liabilities                                                               49,001
                                                                                    ------------
    Total current liabilities                                                            591,708
                                                                                    ------------

Capitalized lease obligations - net of current portion                                     7,992
                                                                                    ------------

Shareholders' equity:
  Preferred stock, $0.01 par value, 5,000,000 shares authorized of which there are no issued and outstanding shares
  Common stock, $0.01 par value, 25,000,000 shares authorized of
    which 1,487,870 shares are issued and outstanding                                     14,879
  Additional paid in capital                                                          21,170,385
  Accumulated deficit                                                                (18,796,642)
  Accumulated other comprehensive income                                                 462,723
                                                                                    ------------
    Total shareholders' equity                                                         2,851,345
                                                                                    ------------
    Total liabilities and shareholders' equity                                      $  3,451,045
                                                                                    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              IRONSTONE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                           THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                          1998              1997
                                                                      -----------       -----------
OPERATING ACTIVITIES:
  Net loss                                                            $  (350,620)      $  (158,761)
  Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
    Depreciation                                                           12,221            18,293
    Amortization                                                           35,798            22,440
    Undistributed minority interest in consolidated subsidiaries               --               974
    Net loss on sale of property and equipment                              7,834             2,597

    Changes in assets and liabilities:
      Accounts receivable                                                 223,591         1,014,110
      Other current assets                                                (12,703)           (4,794)
      Accounts payable                                                     58,127           (58,913)
      Accrued compensation                                                 29,389          (196,044)
      Other current liabilities                                           (83,966)          (56,222)
                                                                      -----------       -----------
          Net cash provided (used) by operating activities                (80,329)          583,680
                                                                      -----------       -----------

INVESTING ACTIVITIES:
    Purchase of property and equipment                                         --              (461)
    Proceeds from sale of property and equipment                           15,550             1,700
                                                                      -----------       -----------
        Net cash provided by investing activities                          15,550             1,239
                                                                      -----------       -----------

FINANCING ACTIVITIES:
    Payments on capitalized lease obligations                              (4,786)          (11,945)
    Payments on notes payable                                            (150,000)         (196,463)
                                                                      -----------       -----------
        Net cash used by financing activities                            (154,786)         (208,408)
                                                                      -----------       -----------

Net increase (decrease) in cash                                          (219,565)          376,511
Cash at beginning of period                                             1,151,616           529,543
                                                                      -----------       -----------
Cash at end of period                                                 $   932,051       $   906,054
                                                                      ===========       ===========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                              IRONSTONE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Business Activities

Ironstone Group, Inc. (the "Company"), consolidates the financial statements of its majority-owned subsidiaries Belt Perry Associates, Inc., an Arizona corporation ("BPA"), Belt Perry Associates, Inc., a California corporation ("BPC"), Taxnet, Inc., an Arizona corporation ("Taxnet") and DeMoss Corporation, a California corporation ("DeMoss"). All significant intercompany transactions have been eliminated in consolidation. The Company's significant business activities include reducing, for a fee, ad valorem taxes assessed to owners of real and personal property, generally in the Arizona and California markets. In January 1998, the Company's Board of Directors approved a plan for the Company to divest itself of the Belt Perry property and tax services group (Note 2).

Adjustments

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's most recent Annual Report and Form 10-KSB for the year ended December 31, 1997.

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

Reclassifications

Certain 1997 amounts have been reclassified to conform to the 1998 presentation.


2. BUSINESS RESTRUCTURING

In January 1998, the Company's Board of Directors approved a plan for the Company to divest itself of the Belt Perry property and tax services group and to actively seek other business opportunities. The Company is currently seeking a prospective purchaser of the property and tax services group. In addition, the Company has taken steps to further reduce operating expenses by closing nonprofitable locations. As of January 31, 1998, the Company's Arizona and Northern California operations had ceased, and the process to sublease the office spaces had commenced. The Southern California offices are currently responsible for the day-to-day operations of the property and tax services group during the Company's restructuring now in progress.

                              IRONSTONE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

3. EARNINGS PER SHARE - BASIC AND DILUTED

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), effective for financial statements issued after December 15, 1997. This statement provides simplified standards for the computation and presentation of earnings per share ("EPS"), making EPS comparable to international standards. SFAS No. 128 requires dual presentation of "Basic" and "Diluted" EPS by entities with complex structures, replacing "Primary" and "Fully Diluted" EPS under APB Opinion No. 15.

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

The weighted average number of shares of common stock for the three month periods ended March 31, 1998 and 1997 was 1,487,870. The weighted average dilutive common shares for the three month periods ended March 31, 1998 and 1997 was 1,487,870. Common stock equivalents for the three month periods ended March 31, 1998 and 1997 were not included in computing the weighted average dilutive shares because their effects were anti-dilutive.


4. NEW ACCOUNTING PRONOUNCEMENT

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires reporting and displaying comprehensive income (loss) and its components which, for the Company, includes net income (loss) and unrealized gains and losses on marketable securities available for sale. The adoption of SFAS 130 had no impact on the Company's results of operations or financial position. In accordance with SFAS 130, the accumulated balance of other comprehensive income is disclosed as a separate component of shareholders' equity. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

For the three month periods ended March 31, 1998 and 1997, comprehensive income
(loss) consisted of the following:


                                    1998             1997
                                  ---------       ---------
Net loss                          $(350,620)      $(158,761)
Other comprehensive income:
   Unrealized gain (loss) on
   marketable securities
   available for sale                98,700        (366,111)
                                  ---------       ---------

Comprehensive loss                $(251,920)      $(524,872)
                                  =========       =========


                                       ***

                              IRONSTONE GROUP, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results Of Operations

Revenues for the three month period ended March 31, 1998 decreased $365,045 or 56.15% as compared to the same period in 1997. Such decline is primarily due to a decrease in billings as a result of the closing of the Company's Arizona and Northern California operations, combined with further reductions in the Southern California business operations, as part of the Company's overall plan to divest itself of the property and tax services group.

Costs and expenses for the three month period ended March 31, 1998 decreased $175,512 or 21.72%, as compared to the same period in 1997 primarily due to the Company's continuing efforts to reduce its overall operating costs. Such decrease is comprised primarily of reductions in salaries and wages, bad debts and rent expense, partially offset by an increase in professional fees. Salaries and wages decreased $190,034 or 37.41% for the three month period ended March 31, 1998 primarily due to reductions in staff that occurred in January 1998 as a result of the Company's restructuring the Southern California operations and closure of the Arizona and Northern California operations. Bad debts decreased $22,020 or 57.00% due to the reduction in revenues as discussed above, and rent expense decreased $21,182 or 20.81% due to the Company's subleasing the majority of its office space in Arizona. Professional fees increased $91,629 or 360.91% for the three month period ended March 31, 1998 as compared to the same period in 1997 primarily due to legal expenses incurred for the completion of the appeal process of an Arizona court case.

Liquidity And Capital Resources

Net cash used by operating activities for the three month period ended March 31, 1998 was $80,329. Cash decreased $219,565 for the three month period ended March 31, 1998 primarily due to payments of accrued officer bonuses of $95,000 and $150,000 of final note payments to former shareholders. Due in large part to the $223,591 reduction in accounts receivable partially offset by the $98,700 increase in the unrealized gain on marketable securities held for sale, the Company's working capital decreased by $182,359 during the three month period ended March 31, 1998. Management believes that its current level of cash and anticipated cash flow from operations will be adequate to meet its operating needs during 1998.

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


                                           IRONSTONE GROUP, INC.
                                           A DELAWARE CORPORATION

Date:   May 13, 1998                       By:  /s/  GERALD G. PINKSTON
                                                --------------------------------
                                                Gerald G. Pinkston
                                                Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                           TITLE                                      DATE
---------                           -----                                      ----

/s/ GERALD G. PINKSTON              Chief Executive Officer,                   May 13, 1998
-----------------------------       Secretary and Treasurer
Gerald G. Pinkston                  (Principal Executive Officer and
                                    Principal Financial Officer)

