Form 10QSB
period 1998-06-30
IRONSTONE GROUP INC
filed 1998-08-14
CIK 723269

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

As of June 30, 1998, 1,487,870 shares of Common Stock, $0.01 par value, were outstanding.

Transitional Small Business Disclosure Format:    Yes [ ]    No [X]


TOTAL NUMBER OF PAGES:   12  INDEX TO EXHIBITS AT PAGE: N/A

                              IRONSTONE GROUP, INC.

                                      INDEX




                                                                                 PAGE
                                                                                 ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

      Condensed consolidated statements of operations for the three
       and six months ended June 30, 1998 and 1997.............................    3

      Condensed consolidated balance sheet at June 30, 1998 ...................    5

      Condensed consolidated statements of cash flows for the
       six months ended June 30, 1998 and 1997.................................    6

      Notes to condensed consolidated financial statements.....................    7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...........................................    9

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders...................    11

SIGNATURES.....................................................................    12

                              IRONSTONE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                              JUNE 30,
                                                        1998           1997
                                                    -----------     -----------
Revenues:
  Consulting fees                                   $   181,026     $   698,439
  Interest and other income                              11,199          16,361
                                                    -----------     -----------
    Total revenues                                      192,225         714,800
                                                    -----------     -----------

Costs and expenses:
  Salaries and wages, payroll taxes and benefits        115,044         400,637
  Depreciation                                           11,971          23,376
  Amortization                                           25,333          33,822
  Bad debt expense                                      264,590         (33,089)
  Rent expense                                           59,015          80,446
  Professional fees                                      38,110          88,403
  Advertising and promotion                               1,934          15,703
  Office expense                                          6,534          25,908
  Referral and split fees                                 2,011          50,465
  Travel and entertainment                                2,136           7,106
  Research expense                                        3,382          18,791
  Communications                                          3,126          12,413
  Interest expense                                        3,651          14,252
  Other operating expenses                               17,673          36,853
  Restructuring charges                                 338,218              --
                                                    -----------     -----------
    Total costs and expenses                            892,728         775,086
                                                    -----------     -----------

Loss before income taxes and minority interest         (700,503)        (60,286)
Income tax provision                                         --          (3,300)
Minority interest                                            --             267
                                                    -----------     -----------

Net loss                                            $  (700,503)    $   (63,319)
                                                    ===========     ===========

  Net loss per share - basic and diluted            $     (0.47)    $     (0.04)
                                                    ===========     ===========

  Average shares outstanding - basic                  1,487,870       1,487,870

  Average shares outstanding - diluted                1,487,870       1,487,870


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                              IRONSTONE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                           SIX MONTHS ENDED
                                                              JUNE 30,
                                                        1998            1997
                                                    -----------     -----------
Revenues:
  Consulting fees                                   $   457,846     $ 1,341,805
  Interest and other income                              19,516          23,177
                                                    -----------     -----------
    Total revenues                                      477,362       1,364,982
                                                    -----------     -----------

Costs and expenses:
  Salaries and wages, payroll taxes and benefits        433,008         908,635
  Depreciation                                           24,192          41,669
  Amortization                                           61,131          56,262
  Bad debt expense                                      281,202           5,543
  Rent expense                                          139,632         182,245
  Professional fees                                     155,127         113,791
  Advertising and promotion                               2,272          18,407
  Office expense                                         11,265          51,315
  Referral and split fees                                 8,570          51,123
  Travel and entertainment                                3,778          14,413
  Research expense                                        9,941          35,203
  Communications                                          8,561          18,963
  Interest expense                                        7,245          31,174
  Other operating expenses                               41,043          54,312
  Restructuring charges                                 338,218              --
                                                    -----------     -----------
    Total costs and expenses                          1,525,185       1,583,055
                                                    -----------     -----------

Loss before income taxes and minority interest       (1,047,823)       (218,073)
Income tax provision                                     (3,300)         (3,300)
Minority interest                                            --            (707)
                                                    -----------     -----------

Net loss                                            $(1,051,123)    $  (222,080)
                                                    ===========     ===========



  Net loss per share - basic and diluted            $     (0.71)    $     (0.15)
                                                    ===========     ===========

  Average shares outstanding - basic                  1,487,870       1,487,870

  Average shares outstanding - diluted                1,487,870       1,487,870


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                              IRONSTONE GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1998
                                   (UNAUDITED)




ASSETS:
Current assets:
  Cash                                                                            $    908,591
  Marketable securities available for sale                                           1,875,300
  Accounts receivable, net of allowance for doubtful accounts
    of $644,905                                                                        547,723
  Prepaid expenses                                                                      44,537
                                                                                  ------------
    Total current assets                                                             3,376,151
                                                                                  ------------

Property and equipment - net                                                            80,011
Goodwill                                                                                25,932
Other assets                                                                             7,583
                                                                                  ------------
   Total assets                                                                   $  3,489,677
                                                                                  ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                                                $    126,835
  Accrued compensation                                                                  58,339
  Accrued restructuring charges                                                        338,218
  Margin loan                                                                          151,286
  Capitalized lease obligations - current portion                                        6,831
  Deferred revenue                                                                     102,000
  Other current liabilities                                                             22,821
                                                                                  ------------
    Total current liabilities                                                          806,330
                                                                                  ------------

Capitalized lease obligations - net of current portion                                   6,105
                                                                                  ------------

Shareholders' equity:
  Preferred stock, $0.01 par value, 5,000,000 shares authorized of which there are no issued and outstanding shares
  Common stock, $0.01 par value, 25,000,000 shares authorized of
    which 1,487,870 shares are issued and outstanding                                   14,879
  Additional paid in capital                                                        21,170,385
  Accumulated deficit                                                              (19,497,145)
  Accumulated other comprehensive income                                               989,123
                                                                                  ------------
    Total shareholders' equity                                                       2,677,242
                                                                                  ------------
    Total liabilities and shareholders' equity                                    $  3,489,677
                                                                                  ============


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                              IRONSTONE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                          SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                        1998           1997
                                                                    -----------     -----------
OPERATING ACTIVITIES:
  Net loss                                                          $(1,051,123)    $  (222,080)
  Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
    Depreciation                                                         24,192          41,669
    Amortization                                                         61,131          56,262
    Undistributed minority interest in consolidated subsidiaries             --             707
    Net (gain) loss on sale of property and equipment                     2,381          (7,114)

    Changes in assets and liabilities:
      Accounts receivable                                               632,435       1,806,872
      Other current assets                                                5,182          16,967
      Other assets                                                           --         (46,434)
      Accounts payable                                                   42,301         (95,785)
      Accrued compensation                                              (46,581)       (494,256)
      Accrued restructuring charges                                     338,218              --
      Other current liabilities                                        (107,127)       (304,058)
                                                                    -----------     -----------
          Net cash provided (used) by operating activities              (98,991)        752,750
                                                                    -----------     -----------

INVESTING ACTIVITIES:
    Purchase of property and equipment                                       --         (22,750)
    Proceeds from sale of property and equipment                         21,278          15,236
                                                                    -----------     -----------
        Net cash provided (used) by investing activities                 21,278          (7,514)
                                                                    -----------     -----------

FINANCING ACTIVITIES:
    Payments on line of credit                                               --        (350,000)
    Payments on capitalized lease obligations                           (15,312)        (26,037)
    Payments on notes payable                                          (150,000)       (235,294)
                                                                    -----------     -----------
        Net cash used by financing activities                          (165,312)       (611,331)
                                                                    -----------     -----------

Net increase (decrease) in cash                                        (243,025)        133,905
Cash at beginning of period                                           1,151,616         529,543
                                                                    -----------     -----------
Cash at end of period                                               $   908,591     $   663,448
                                                                    ===========     ===========

Non-cash operating, investing and financing activities:

   Write-downs expensed to accrued restructuring charges:
        Property and equipment                                      $    75,043     $        --
        Goodwill and intangibles                                    $    33,515     $        --
   Borrowings from capitalized lease obligations                    $        --     $    21,377
   Notes payable attained from asset purchase                       $        --     $    15,000


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                              IRONSTONE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Business Activities

Ironstone Group, Inc. (the "Company"), consolidates the financial statements of its majority-owned subsidiaries Belt Perry Associates, Inc., an Arizona corporation ("BPA"), Belt Perry Associates, Inc., a California corporation ("BPC"), Taxnet, Inc., an Arizona corporation ("Taxnet") and DeMoss Corporation, a California corporation ("DeMoss"). All significant intercompany transactions have been eliminated in consolidation. The Company's significant business activities have included reducing, for a fee, ad valorem taxes assessed to owners of real and personal property, generally in the Arizona and California markets. During the second quarter of 1998, the Board of Directors proceeded with the Company's withdrawal from the real and personal property tax consulting business, including a restructuring and wind down of the Belt Perry property and tax services group (Note 4).

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

The weighted average number of shares of common stock for the three month periods ended June 30, 1998 and 1997 was 1,487,870. The weighted average dilutive common shares for the three month periods ended June 30, 1998 and 1997 was 1,487,870. Common stock equivalents for the three month periods ended June 30, 1998 and 1997 were not included in computing the weighted average dilutive shares because their effects were anti-dilutive.

                              IRONSTONE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)


3. COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 requires reporting and displaying comprehensive income (loss) and its components which, for the Company, includes net income (loss) and unrealized gains and losses on marketable securities available for sale. The adoption of SFAS No. 130 had no impact on the Company's results of operations or financial position. In accordance with SFAS No. 130, the accumulated balance of other comprehensive income is disclosed as a separate component of shareholders' equity. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

For the three month periods ended June 30, 1998 and 1997, comprehensive income
(loss) consisted of the following:

                                                 1998           1997
                                              ---------      ---------
         Net loss                             $(700,503)     $ (63,319)
         Other comprehensive income:
            Unrealized gain on
            marketable securities
            available for sale                  526,400            -0-
                                              ---------      ---------

         Comprehensive loss                   $(174,103)     $ (63,319)
                                              =========      =========


4. RESTRUCTURING

During the second quarter of 1998, the Board of Directors proceeded with the Company's withdrawal from the real and personal property tax consulting business, including a restructuring and wind down of the Belt Perry property and tax services group. The wind down process includes subleasing the Northern California and Arizona facilities, and sublease agreements for these office spaces were executed during the second quarter of 1998 for the remainder of the lease terms. As of June 30, 1998, the Company's Los Angeles operations had also ceased. In addition, management had begun discussions for early lease termination of the San Diego office facilities, as well as actively seeking a prospective tenant to assume the space.

During the three month period ended June 30, 1998, the Company recorded one-time restructuring charges in the amount of $338,218. The restructuring charges included employee severance costs, asset write-downs and goodwill and intangible write-downs as follows:


                Description                                            Amount
                -----------                                            ------
                Severance and related costs                          $  229,660
                Write-down of property and equipment                     75,043
                Write-down of goodwill and intangibles                   33,515
                                                                     ----------

                Total restructuring charges                          $  338,218
                                                                     ==========


The restructuring process, which will result in the elimination of all Belt Perry Associates personnel on or about the end of August 1998, is expected to be completed by the end of 1998.

                              IRONSTONE GROUP, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results Of Operations

Restructuring

During the second quarter of 1998, the Board of Directors proceeded with the Company's withdrawal from the real and personal property tax consulting business, including a restructuring and wind down of the Belt Perry property and tax services group. The wind down process includes subleasing the Northern California and Arizona facilities, and sublease agreements for these office spaces were executed during the second quarter of 1998 for the remainder of the lease terms. As of June 30, 1998, the Company's Los Angeles operations had also ceased. In addition, management had begun discussions for early lease termination of the San Diego office facilities, as well as actively seeking a prospective tenant to assume the space.

During the three month period ended June 30, 1998, the Company recorded one-time restructuring charges in the amount of $338,218. The restructuring charges included employee severance costs, asset write-downs and goodwill and intangible write-downs as follows:

        Description                                                     Amount
        -----------                                                     ------
        Severance and related costs                                    $229,660
        Write-down of property and equipment                             75,043
        Write-down of goodwill and intangibles                           33,515
                                                                       --------
        Total restructuring charges                                    $338,218
                                                                       ========

The restructuring process, which will result in the elimination of all Belt Perry Associates personnel on or about the end of August 1998, is expected to be completed by the end of 1998.

Comparison of 1998 to 1997

Revenues for the three and six month periods ended June 30, 1998 decreased $522,575 and $887,620 or 73.11% and 65.03%, respectively, as compared to the same periods in 1997. Such declines are primarily due to a decrease in billings as a result of the closing of the Company's Arizona and Northern California operations, combined with further reductions in the Southern California business operations, as part of the Company's overall plan to divest itself of the property and tax services group.

Costs and expenses for the three month period ended June 30, 1998 increased $117,642 or 15.18%, but decreased $57,870 for the six month period ended June 30, 1998, as compared to the same periods in 1997. The three month period increase is comprised primarily of additional allowance provisions for bad debts as well as one-time restructuring charges, partially offset by a decrease in salaries and wages. Bad debts increased $297,679 or 899.63% as compared to the same period in 1997 due primarily to two factors. First, as a result of the Company's restructuring and wind down currently in progress, collection and settlement efforts to resolve delinquent accounts has accelerated, and many accounts previously considered collectible have been written off in full. Secondly, during the same period in 1997, the reversal of $75,000 of bad debt expense originally recorded in 1996 related to revenues billed under the revised California contracts (see Note 13 in the Company's Form 10-KSB for the year ended December 31, 1996) resulted in a credit balance in bad debt expense for the 1997 second quarter.

One-time restructuring charges in the amount of $338,218 were recorded for the three month period ended June 30, 1998, as compared to zero during the same time period in 1997. The restructuring charges included current employee severance costs, asset write-downs and goodwill and intangible write-downs.

Salaries and wages decreased $285,593 or 71.28% for the three month period ended June 30, 1998 as compared to the same period in 1997 primarily due to reductions in staff that occurred in January 1998 as a result of the Company's restructuring the Southern California operations and closure of the Northern California and Arizona operations.

The net decrease in costs and expenses for the six month period ended June 30, 1998 is attributable to the Company's efforts to reduce its overall operating costs as part of the wind down of the property and tax services group. Such decrease is comprised primarily of reductions in salaries and wages, rents and other office expenses, partially offset by the second quarter increase in bad debts and the one-time restructuring charges as discussed above.

                              IRONSTONE GROUP, INC.


Liquidity And Capital Resources

Net cash used by operating activities for the three and six month periods ended June 30, 1998 was $18,662 and $98,991, respectively. Cash remained about the same for the three month period ended June 30, 1998, decreasing $23,460. For the six month period ended June 30, 1998, however, cash decreased $243,025 primarily due to payments of accrued officer bonuses and final note payments to former shareholders. Due to the Company's recording a liability for accrued restructuring charges of $338,218, combined with the $408,844 reduction in accounts receivable, and partially offset by the $526,400 increase in the unrealized gain on marketable securities held for sale, the Company's working capital decreased by $138,411 and $320,770 during the three and six month periods ended June 30, 1998, respectively. Management believes that its current level of cash and anticipated cash flow from operations will be adequate to meet its restructuring and other operating needs during 1998.

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

Trends and Uncertainties

Termination of Historical Business Lines

By winding down the Belt Perry property and tax services group, the Company will have substantially exited from its traditional lines of business. The Company will continue its efforts in the coming months to collect outstanding receivables and to work through the remaining pending appeals in an effort to maximize cash available for the Company's future business opportunities.

Management and the Board of Directors are actively seeking appropriate business combination opportunities for the Company. In the alternative, management and the Board are looking for an investment opportunity for the Company to invest some or all of its remaining liquid assets. In the interim, the Company's cash assets are invested in corporate securities and demand deposit accounts. If the Company does not find an operating entity to combine with, and if its assets are not invested in certain types of securities (primarily government securities), it may be deemed to be an investment company under the terms of the Investment Company Act of 1940, as amended.

Year 2000

The Company is working to resolve the potential impact of the Year 2000 issue on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company has not completed its assessment, but management currently believes that costs of addressing this issue will not have a material adverse impact on the Company's financial position. However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to assure that this does not occur, the Company plans to devote all resources required to resolve any significant Year 2000 issues in a timely manner.

                              IRONSTONE GROUP, INC.


                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 1, 1998, the Company held its annual meeting of stockholders. The Company elected the following two persons as directors, each to serve until the next annual meeting of stockholders or until his successor is elected and qualified. The Company's stockholders also voted to retain Deloitte & Touche, LLP as the Company's independent public accountants for the fiscal year ending December 31, 1998. The number of shares voted for, against, withheld, and abstained for each director and the retention of Deloitte & Touche, LLP were as follows:

ELECTION OF DIRECTORS                  FOR               WITHHELD
---------------------                  ---               --------
William R. Hambrecht                 1,289,593            4,560
Edmund H. Shea. Jr.                  1,289,630            4,523

Approval to retain Deloitte & Touche, LLP as the Company's independent public accountants for the fiscal year ending December 31, 1998:

FOR                                  AGAINST              ABSTAIN
---                                  -------              -------
1,293,964                             119                    70

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


                                       IRONSTONE GROUP, INC.
                                       A DELAWARE CORPORATION

Date: August 14, 1998                  By:  /s/  Gerald G. Pinkston
                                           -------------------------------------
                                           Gerald G. Pinkston
                                           Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                   TITLE                                    DATE
---------                   -----                                    ----

/s/ Gerald G. Pinkston      Chief Executive Officer,             August 14, 1998
----------------------      Secretary and Treasurer
Gerald G. Pinkston          (Principal Executive Officer and
                            Principal Financial Officer)