Form 10QSB
period 1998-09-30
IRONSTONE GROUP INC
filed 1998-11-06
CIK 723269

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1998

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

              9620 CHESAPEAKE DRIVE, SUITE 103, SAN DIEGO, CA 92123 (Address of principal executive offices, including zip code)

                                 (619) 292-8777
              (Registrant's telephone number, including area code)

              9665 CHESAPEAKE DRIVE, SUITE 430, SAN DIEGO, CA 92123 (Former name, former address and former fiscal year, if changed since last report)

Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

As of September 30, 1998, 1,487,870 shares of Common Stock, $0.01 par value, were outstanding.

Transitional Small Business Disclosure Format:    Yes [ ]    No [X]



TOTAL NUMBER OF PAGES: 12 INDEX TO EXHIBITS AT PAGE: N/A

                              IRONSTONE GROUP, INC.

                                      INDEX

                                                                                                                  PAGE
                                                                                                                  ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

      Condensed consolidated statements of operations for the three and nine months ended
       September 30, 1998 and 1997...........................................................................      3

      Condensed consolidated balance sheet at September 30, 1998 ............................................      5

      Condensed consolidated statements of cash flows for the nine months ended
       September 30, 1998 and 1997...........................................................................      6

      Notes to condensed consolidated financial statements...................................................      7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...............      10

SIGNATURES...................................................................................................      12

                              IRONSTONE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                                 THREE MONTHS ENDED
                                                                    SEPTEMBER 30,

                                                             1998                  1997
                                                          -----------           -----------
Revenues:
  Consulting fees                                         $    54,842           $   524,302
  Interest and other income                                     5,677                 9,784
                                                          -----------           -----------
    Total revenues                                             60,519               534,086
                                                          -----------           -----------

Costs and expenses:
  Salaries and wages, payroll taxes and benefits              110,487               490,396
  Depreciation                                                 12,000                20,940
  Amortization                                                 26,432                36,298
  Bad debt expense                                            110,849                40,178
  Rent expense                                                 44,556                63,594
  Professional fees                                            15,476                49,681
  Advertising and promotion                                        --                 3,064
  Office expense                                                1,825                22,274
  Referral and split fees                                      16,177                19,993
  Travel and entertainment                                      1,657                10,536
  Research expense                                              1,081                21,941
  Communications                                                2,415                 7,600
  Interest expense                                              3,336                 5,878
  Other operating expenses                                     67,388                26,543
  Restructuring charges                                       (98,723)                   --
                                                          -----------           -----------
    Total costs and expenses                                  314,956               818,916
                                                          -----------           -----------

Loss before income taxes and minority interest               (254,437)             (284,830)
Income tax provision                                               --                (1,021)
Minority interest                                                  --                   978
                                                          -----------           -----------

Net loss                                                  $  (254,437)          $  (284,873)
                                                          ===========           ===========



  Net loss per share - basic and diluted                  $     (0.17)          $     (0.19)
                                                          ===========           ===========

  Average shares outstanding - basic                        1,487,870             1,487,870

  Average shares outstanding - diluted                      1,487,870             1,487,870



The accompanying notes are an integral part of these condensed consolidated financial statements.

                              IRONSTONE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                  NINE MONTHS ENDED
                                                                     SEPTEMBER 30,

                                                              1998                 1997
                                                          -----------           -----------
Revenues:
  Consulting fees                                         $   512,688           $ 1,866,107
  Interest and other income                                    25,193                32,961
                                                          -----------           -----------
    Total revenues                                            537,881             1,899,068
                                                          -----------           -----------

Costs and expenses:
  Salaries and wages, payroll taxes and benefits              543,495             1,399,031
  Depreciation                                                 36,192                62,609
  Amortization                                                 87,563                92,560
  Bad debt expense                                            392,051                45,721
  Rent expense                                                184,188               245,839
  Professional fees                                           170,603               163,472
  Advertising and promotion                                     2,272                21,471
  Office expense                                               13,090                73,589
  Referral and split fees                                      24,747                71,116
  Travel and entertainment                                      5,435                24,949
  Research expense                                             11,022                57,144
  Communications                                               10,976                26,563
  Interest expense                                             10,581                37,052
  Other operating expenses                                    108,431                80,855
  Restructuring charges                                       239,495                    --
                                                          -----------           -----------
    Total costs and expenses                                1,840,141             2,401,971
                                                          -----------           -----------

Loss before income taxes and minority interest             (1,302,260)             (502,903)
Income tax provision                                           (3,300)               (4,321)
Minority interest                                                  --                   271
                                                          -----------           -----------

Net loss                                                  $(1,305,560)          $  (506,953)
                                                          ===========           ===========



  Net loss per share - basic and diluted                  $     (0.88)          $     (0.34)
                                                          ===========           ===========

  Average shares outstanding - basic                        1,487,870             1,487,870

  Average shares outstanding - diluted                      1,487,870             1,487,870



The accompanying notes are an integral part of these condensed consolidated financial statements.

                              IRONSTONE GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)



ASSETS:
Current assets:
  Cash                                                                                  $    561,410
  Marketable securities available for sale                                                 1,447,600
  Accounts receivable, net of allowance for doubtful accounts
    of $569,301                                                                              250,072
  Prepaid expenses                                                                            12,377
                                                                                        ------------
    Total current assets                                                                   2,271,459
                                                                                        ------------

Property and equipment - net                                                                  25,290
Other assets                                                                                   1,911
                                                                                        ------------
   Total assets                                                                         $  2,298,660
                                                                                        ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                                                      $      7,108
  Accrued restructuring charges                                                               21,234
  Margin loan                                                                                154,400
  Capitalized lease obligations - current portion                                              7,460
  Deferred revenue                                                                           102,000
  Other current liabilities                                                                    7,184
                                                                                        ------------
    Total current liabilities                                                                299,386
                                                                                        ------------

Capitalized lease obligations - net of current portion                                         4,169
                                                                                        ------------

Shareholders' equity:
  Preferred stock, $0.01 par value, 5,000,000 shares authorized of which there are no issued and outstanding shares
  Common stock, $0.01 par value, 25,000,000 shares authorized of
    which 1,487,870 shares are issued and outstanding                                         14,879
  Additional paid in capital                                                              21,170,385
  Accumulated deficit                                                                    (19,751,582)
  Accumulated other comprehensive income                                                     561,423
                                                                                        ------------
    Total shareholders' equity                                                             1,995,105
                                                                                        ------------
    Total liabilities and shareholders' equity                                          $  2,298,660
                                                                                        ============



The accompanying notes are an integral part of these condensed consolidated financial statements.

                              IRONSTONE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,

                                                                                      1998                  1997
                                                                                   -----------           -----------
OPERATING ACTIVITIES:
  Net loss                                                                         $(1,305,560)          $  (506,953)
  Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
    Depreciation                                                                        36,192                62,609
    Amortization                                                                        87,563                92,560
    Undistributed minority interest in consolidated subsidiaries                            --                  (271)
    Loss on purchase of minority interest                                                   --                 1,245
    Net (gain) loss on disposition of intangibles, property and equipment               51,284                (8,685)

    Changes in assets and liabilities:
      Accounts receivable                                                              930,086             2,465,258
      Other current assets                                                              37,342                34,771
      Other assets                                                                      (1,911)              (46,434)
      Accounts payable                                                                 (77,426)             (110,311)
      Accrued compensation                                                            (104,920)             (473,456)
      Accrued restructuring charges                                                     21,234                    --
      Other current liabilities                                                       (119,650)             (296,992)
                                                                                   -----------           -----------
          Net cash provided (used) by operating activities                            (445,766)            1,213,341
                                                                                   -----------           -----------

INVESTING ACTIVITIES:
    Purchase of property and equipment                                                      --               (25,183)
    Proceeds from sale of property and equipment                                        22,179                16,946
                                                                                   -----------           -----------
        Net cash provided (used) by investing activities                                22,179                (8,237)
                                                                                   -----------           -----------

FINANCING ACTIVITIES:
    Purchase of minority interest                                                           --              (101,433)
    Payments on line of credit                                                              --              (350,000)
    Payments on capitalized lease obligations                                          (16,619)              (40,262)
    Payments on notes payable                                                         (150,000)             (264,600)
                                                                                   -----------           -----------
        Net cash used by financing activities                                         (166,619)             (756,295)
                                                                                   -----------           -----------

Net increase (decrease) in cash                                                       (590,206)              448,809
Cash at beginning of period                                                          1,151,616               529,543
                                                                                   -----------           -----------
Cash at end of period                                                              $   561,410           $   978,352
                                                                                   ===========           ===========



Non-cash operating, investing and financing activities:

   Write-downs expensed to accrued restructuring charges:
        Property and equipment                                                     $    21,234           $        --
   Borrowings from capitalized lease obligations                                   $        --           $    21,377
   Notes payable attained from asset purchase                                      $        --           $    15,000



The accompanying notes are an integral part of these condensed consolidated financial statements.

                              IRONSTONE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Business Activities

Ironstone Group, Inc. (the "Company"), consolidates the financial statements of its majority-owned subsidiaries Belt Perry Associates, Inc., an Arizona corporation ("BPA"), Belt Perry Associates, Inc., a California corporation ("BPC"), Taxnet, Inc., an Arizona corporation ("Taxnet") and DeMoss Corporation, a California corporation ("DeMoss"). All significant intercompany transactions have been eliminated in consolidation. The Company's significant business activities have included reducing, for a fee, ad valorem taxes assessed to owners of real and personal property, generally in the Arizona and California markets. During the third quarter of 1998, the Board of Directors continued with the Company's withdrawal from the real and personal property tax consulting business, including a restructuring and wind down of the Belt Perry property and tax services group (Note 4).

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

The weighted average number of shares of common stock for the three month periods ended September 30, 1998 and 1997 was 1,487,870. The weighted average dilutive common shares for the three month periods ended September 30, 1998 and 1997 was 1,487,870. Common stock equivalents for the three month periods ended September 30, 1998 and 1997 were not included in computing the weighted average dilutive shares because their effects were anti-dilutive.

                              IRONSTONE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)


3. COMPREHENSIVE INCOME (LOSS)

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

For the three month periods ended September 30, 1998 and 1997, comprehensive loss consisted of the following:

                                              1998                 1997
                                            ---------           ---------
Net loss                                    $(254,437)          $(284,873)
Other comprehensive income (loss):
   Unrealized gain (loss) on
   marketable securities
   available for sale                        (427,700)             32,900
                                            ---------           ---------

Comprehensive loss                          $(682,137)          $(251,973)
                                            =========           =========


4. RESTRUCTURING

During the third quarter of 1998, the Board of Directors continued with the Company's withdrawal from the real and personal property tax consulting business, including a restructuring and wind down of the Belt Perry property and tax services group. During September 1998, the Company initiated an early lease termination on its former San Diego office facilities, and in an effort to reduce its monthly rent expense, signed a one-year lease for a smaller office space. In addition, management had begun the process to terminate the Company's 401(k) Plan and subsidiary corporations. As of September 30, 1998, the Company's operations relating to its property tax consulting business had ceased.

During the three month period ended September 30, 1998, the Company recorded a reversal of restructuring charges in the amount of $98,723. This reversal was primarily due to management's analysis of the Company's fixed assets as of September 30, 1998, and the actual write-downs or write-offs of the assets to their net realizable values. These write-downs or write-offs were previously recorded as restructuring charges during the second quarter of 1998. The reversal of restructuring charges included adjustments to employee severance costs, fixed assets and intangibles as follows:


Description                                       Amount
-----------                                       ------
Severance and related costs                       $11,399
Write-down of property and equipment               53,809
Write-down of goodwill and intangibles             33,515
                                                  -------

Total adjustment - restructuring charges          $98,723
                                                  =======


The restructuring process, which resulted in the elimination of all Belt Perry Associates personnel as of September 30, 1998, is expected to be completed by the end of 1998.

                              IRONSTONE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)


5. SUBSEQUENT EVENTS

During October 1998, the former officer of the Company initiated an Asset Purchase Agreement (the "Agreement") to acquire from the Company certain furniture, equipment and intangibles in exchange for a lump sum purchase price of $10,000 and the assumption of an existing equipment lease. Management does not believe there will be a gain or loss resulting from the sale. The Agreement also transfers ownership in the existing trade receivables in exchange for 50% of all collections, net of expenses, for a period of approximately one year.

Separate from the Agreement, the former officer will assume the lease on the San Diego office facilities.

On or about the effective date of the Agreement, the former officer's resignation will take effect, and the concurrent appointment of a new officer by the Company's Board of Directors will take place.

                              IRONSTONE GROUP, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results Of Operations

Restructuring

During the third quarter of 1998, the Board of Directors continued with the Company's withdrawal from the real and personal property tax consulting business, including a restructuring and wind down of the Belt Perry property and tax services group. During September 1998, the Company initiated an early lease termination on its former San Diego office facilities, and in an effort to reduce its monthly rent expense, signed a one-year lease for a smaller office space. In addition, management had begun the process to terminate the Company's 401(k) Plan and subsidiary corporations. As of September 30, 1998, the Company's operations relating to its property tax consulting business had ceased.

During the three month period ended September 30, 1998, the Company recorded a reversal of restructuring charges in the amount of $98,723. This reversal was primarily due to management's analysis of the Company's fixed assets as of September 30, 1998, and the actual write-downs or write-offs of the assets to their net realizable values. These write-downs or write-offs were previously recorded as restructuring charges during the second quarter of 1998. The reversal of restructuring charges included adjustments to employee severance costs, fixed assets and intangibles as follows:


Description                                       Amount
-----------                                       ------
Severance and related costs                       $11,399
Write-down of property and equipment               53,809
Write-down of goodwill and intangibles             33,515
                                                  -------

Total adjustment - restructuring charges          $98,723
                                                  =======


The restructuring process, which resulted in the elimination of all Belt Perry Associates personnel as of September 30, 1998, is expected to be completed by the end of 1998.

Comparison of 1998 to 1997

Revenues for the three and nine month periods ended September 30, 1998 decreased $473,567 and $1,361,187 or 88.67% and 71.68%, respectively, as compared to the same periods in 1997. Such declines are primarily due to a decrease in billings as a result of the closing of the Company's Arizona, Northern California and Southern California operations, as part of the Company's overall plan to divest itself of the property and tax services group.

Costs and expenses for the three and nine month periods ended September 30, 1998 decreased $503,960 and $561,830 or 61.54% and 23.39%, respectively, as compared to the same periods in 1997. The three month period decrease is comprised primarily of reductions in salaries and wages of $379,909 or 77.47% and reversal of restructuring charges of $98,723. The decrease in salaries and wages was due to reductions in staff that occurred in July 1998 as a result of the Company's wind down of the Southern California operations. The reversal of restructuring charges was due to the Company's write-downs and write-offs of certain assets to their net realizable values. These write-downs and write-offs were previously recorded as restructuring charges during the second quarter of 1998.

The nine month period decrease is due primarily to the $855,536 or 61.15% reduction in salaries and wages, partially offset by a $346,330 or 757.49% increase in bad debt expense. The decrease in salaries and wages is due to staff reductions that occurred in January and July 1998 as a result of the Company's wind down of the Southern California operations and closure of the Arizona and Northern California operations. The increase in bad debts is the result of additional allowance provisions taken during the second and third quarters of 1998. As a result of the Company's restructuring and wind down, collection and settlement efforts to resolve delinquent accounts had accelerated, and many accounts previously considered collectible have been written off in full.

                              IRONSTONE GROUP, INC.


Liquidity And Capital Resources

Net cash used by operating activities for the three and nine month periods ended September 30, 1998 was $346,775 and $445,766, respectively. Cash decreased $347,181 and $590,206 for the three and nine month periods ended September 30, 1998, respectively. The third quarter reduction in cash is primarily due to payment of accrued severances and other termination pay in July and August as a result of the closure of the Southern California property tax operations. For the nine month period, the decrease in cash is primarily due to payments of accrued officer bonuses and final note payments to former shareholders in addition to the accrued severances and termination pay discussed above.

Due to the Company's $427,700 unrealized loss on marketable securities held for sale, combined with the $297,651 reduction in accounts receivable, and partially offset by the $119,727 reduction in accounts payable, the Company's working capital decreased by $597,748 during the three month period ended September 30, 1998. For the nine month period ended September 30, 1998, working capital decreased $918,518, primarily due to the $930,086 reduction in accounts receivable. Management believes that its current level of cash and anticipated cash flows from existing sublease rental agreements and interest on demand deposits will be adequate to meet its restructuring and other operating needs during the remainder of 1998.

The Company may obtain additional equity or working capital through liquidation of its investment in corporate securities, bank borrowings and public or private sales of equity securities and exercises of outstanding stock options. There can be no assurance, however, that such additional financing will be available on terms favorable to the Company, or at all.

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

Trends and Uncertainties

Termination of Historical Business Lines

By winding down the Belt Perry property and tax services group, the Company has substantially exited from its traditional lines of business. Management and the Board of Directors are actively seeking appropriate business combination opportunities for the Company. In the alternative, management and the Board are looking for an investment opportunity for the Company to invest some or all of its remaining liquid assets. In the interim, the Company's cash assets are invested in corporate securities and demand deposit accounts. If the Company does not find an operating entity to combine with, and if its assets are not invested in certain types of securities (primarily government securities), it may be deemed to be an investment company under the terms of the Investment Company Act of 1940, as amended.

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


                                            IRONSTONE GROUP, INC.
                                            A DELAWARE CORPORATION

Date: November 6, 1998                      By:  /s/  Robert W. Rembowski
                                               ---------------------------------
                                               Robert W. Rembowski
                                               Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                             TITLE                           DATE
---------                             -----                           ----
/s/ Robert W. Rembowski     Chief Executive Officer,            November 6, 1998
-----------------------     Secretary and Treasurer
Robert W. Rembowski         (Principal Executive Officer and
                            Principal Financial Officer)