Form 10KSB40
period 1998-12-31
IRONSTONE GROUP INC
filed 1999-04-09
CIK 723269

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-12346

                              IRONSTONE GROUP, INC.
                (Name of Registrant as specified in its charter)

                DELAWARE                                    95-2829956
       (State or other jurisdiction of                     (IRS Employer
       incorporation or organization)                    Identification No.)


                550 15TH STREET, FLOOR 2, SAN FRANCISCO, CA 94103
          (Address of principal executive offices, including zip code)

                                 (415) 551-8603
              (Registrant's telephone number, including area code)

         Securities registered under Section 12(b) of the Exchange Act:
                                      NONE

         Securities registered under Section 12(g) of the Exchange Act:
                          COMMON STOCK, $0.01 PAR VALUE

Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No[ ]

The Registrant's revenues for the fiscal year ended December 31, 1998 were $553,023.

The approximate aggregate market value of voting stock held by non-affiliates of the Registrant was $151,319 as of March 16, 1999 based on the closing bid price on March 16, 1999. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

As of March 16, 1999, 1,487,870 shares of Common Stock, $0.01 par value, were outstanding.

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

Transitional Small Business Disclosure Format: Yes [ ]    No [X]

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I:
Item 1.   Business..........................................................  3
Item 2.   Properties........................................................  6
Item 3.   Legal Proceedings.................................................  6
Item 4.   Submission of Matters to a Vote of Security Holders...............  6


PART II:

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters...............................................  7
Item 6.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............................  7
Item 7.   Financial Statements and Supplementary Data.......................  8
Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure...............................  8

PART III:

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance With Section 16(a) of the Exchange Act.................  9
Item 10.  Executive Compensation............................................  9
Item 11.  Security Ownership of Certain Beneficial Owners and Management....  9
Item 12.  Certain Relationships and Related Transactions....................  9


PART IV:

Item 13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..  10

SIGNATURES..................................................................  11

                                     PART 1

ITEM 1.   BUSINESS

BACKGROUND

Ironstone Group, Inc., ("Ironstone") a Delaware corporation known as OXOCO, Inc. prior to 1988, (the "Company") was incorporated in 1972. Since 1986, a majority of the Company's outstanding shares has been owned by Hambrecht & Quist Group, a San Francisco-based investment banking and venture capital firm, and its affiliates (collectively "H&Q"), and H&Q presently owns over 70% of the Company's outstanding voting shares.

The Company's principal executive offices are located at 550 15th Street, Floor 2, San Francisco, CA 94103 and its telephone number is (415) 551-8603.

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

ACQUISITION OF BELT PERRY ASSOCIATES, INC.

In October 1993, the Company purchased from Belt Perry Associates, Inc., an Arizona corporation ("BPA"), 80% of BPA's outstanding shares for consideration consisting of (i) a $2,500,000 cash payment (all of which was used by BPA to redeem certain of its outstanding shares from existing shareholders) and (ii) a guaranty by the Company of certain obligations of BPA in a maximum aggregate amount of $3,500,000 payable to the redeemed BPA shareholders. Simultaneously, the Company purchased from an existing shareholder 16% of the outstanding shares of Belt Perry Associates, Inc., a California corporation ("BPC"), of which BPA is an 80% shareholder, for a cash payment of $50,000. In addition, the BPC selling shareholder is entitled to receive contingent incentive payments if certain BPC profit targets and other goals are achieved.

BPA and BPC are collectively referred to herein as "Belt Perry" and Ironstone and its consolidated subsidiaries are collectively referred to herein as the "Company".

The consideration paid by the Company for the shares of Belt Perry was determined pursuant to arm's length negotiations between the Company and the shareholders of Belt Perry and was based on various factors concerning the valuation of the business of Belt Perry. A more detailed description of the Company's acquisition of Belt Perry and the full text of the agreements related thereto are from the 1993 Form 8-K.

During 1994 through 1996, BPA purchased from the minority shareholders of BPA all remaining minority interests in BPA's outstanding shares. During 1995 and 1997, BPC purchased from the minority shareholder of BPC all remaining minority interests in BPC's outstanding shares.

BUSINESS

In January 1998, the Company's Board of Directors approved a plan for the Company to divest itself of the Belt Perry property and tax services group (see Business Strategy). As of September 30, 1998, the company had terminated all property and tax service operations. Currently, the company is reviewing options to utilize significant tax loss carryforwards good through 2007 through investments in other companies.

The Company's principal business activities were conducted through Belt Perry. Belt Perry was engaged in the business of reviewing and, when deemed appropriate, appealing on behalf of property owners real and personal property tax assessments before governmental taxing authorities, concentrating primarily on commercial, industrial and multi-tenant residential real estate in Arizona and California. Belt Perry's agreements with its clients typically provided for Belt Perry to be paid a portion of the amount, if any, by which the client's property taxes were reduced as a result of an appeal processed by Belt Perry.

REAL PROPERTY TAX APPEALS

Belt Perry performed real property tax consulting work for over 2,000 commercial, industrial and residential clients, primarily in the states of Arizona and California through its former offices in Phoenix, Arizona and San Diego, Los Angeles and San Rafael, California. Belt Perry obtained new clients through its account executives via referrals and telephone and direct contact.

Counties charge real property taxes based on the assessed value of real property multiplied by the applicable tax rate. Belt Perry's consulting services included the review and analysis of property records and the filing of property tax appeals. Belt Perry employed state-certified appraisers who were responsible for preparing documentation supporting an opinion of property valuation and negotiating and arguing property tax appeals at hearings on behalf of Belt Perry's clients. A computer-generated appraisal report was the basic document used by the appraiser to support the opinion of property valuation (see "Proprietary System"). Belt Perry typically charged contingent fees based on a percentage of the tax savings, if any, resulting from the property tax appeal. The majority of the Company's revenues were generated from real property tax appeals.

Arizona Appeal Process

Most of Arizona's real property tax appeals were handled as administrative appeals, which typically began with a filing with the county assessor, and if such process did not produce results satisfactory to BPA, BPA may have appealed as far as the Tax Court Division of the Superior Court of Arizona (the "Superior Court"). Property valuations were set by the county assessor and mailed to property owners between January and March of each year. Property owners had 45 days to appeal the valuation under the administrative appeal process.

BPA would download certain counties' property tax valuations into its computer system. An appraiser then used the computer system to obtain the county assessor's valuation for each parcel owned by BPA's clients and determined whether or not such valuations appeared reasonable based on the appraiser's initial valuation of the property. If the appraiser concluded that the assessor's valuation was too high, a property tax appeal was filed with the assessor stating the appraiser's position regarding the appropriate valuation and the basis for such valuation (i.e., income approach, market approach, etc.). The assessor may have accepted or denied an appeal. If an appeal was denied, BPA had the option of filing an appeal with the County Board of Equalization (the "Equalization Board"), which hears arguments from BPA and the assessor and subsequently determined the appropriate valuation. If the decision rendered by the Equalization Board was unsatisfactory to BPA, BPA had the option of filing an appeal with the State Board of Tax Appeals and, finally, with the Superior Court.

California Appeal Process

The California real property tax appeal process was similar to that of Arizona, but generally involved only two levels: the county assessor and County Board of Equalization. Although there was occasionally a judicial review through the Superior Court, it was typically very limited in scope. The normal assessment period occurs between January 1 and July 1 of each year, and appeals filed with the Equalization Board had to be filed by September 15 of the same year.

PERSONAL PROPERTY TAX APPEALS

Belt Perry filed personal property tax appeals on behalf of clients in more than 30 states. Municipalities typically charge personal property taxes based on the assessed value of machinery, equipment, inventories not held for resale, supplies and other miscellaneous items multiplied by the applicable tax rate. Personal property tax appeals generally were filed to contest depreciation rates, items not classified correctly, and assessor audits. Belt Perry typically charged contingent fees based on a percentage of the tax savings, if any, generated from the personal property tax appeal.

TAXNET

BPA's wholly owned subsidiary, TaxNet, was a national referral network of property tax consultants providing tax appeal services throughout the United States and Canada. BPA charged TaxNet affiliates certain subscription and other fees.

PROPRIETARY SYSTEM

BPA had developed a proprietary system, consisting of a database and software system, that generates a substantial portion of the BPA appraisal report and consequently, significantly reduces the amount of administrative time BPA personnel devoted to each property tax appeal. The system held tens of thousands of market and equity comparable property records, including the property tax rolls for certain counties of Arizona. The software performed a number of different functions, including analysis of pertinent details of county property tax rolls to obtain valuations on selected properties and comparable properties, preparation of market and equity comparables for selected properties, preparation of the income analysis section of the appraisal report, and generation of a substantial portion of the appraisal report utilizing a standardized format. The database was updated on a regular basis with property sales information obtained from third party sources and with additional information on comparable properties selected from the county tax rolls.

BUSINESS STRATEGY

Currently, the Company is reviewing options to invest in new business opportunities. The Company has over $2,000,000 in marketable securities and significant tax loss carryforwards at its disposal.

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

In January 1998, the Company's Board of Directors approved a plan for the Company to divest itself of the Belt Perry property and tax services group and to actively pursue other business opportunities. The Company sold the property and tax services group in October 1998. In addition, the Company had taken steps to further reduce operating expenses by closing nonprofitable locations. The Company's Arizona and Northern California operations ceased and the process to sublease the office spaces had commenced.

There can be no assurance that the Company will acquire businesses, form additional alliances, or expand its existing services. Failure to expand the scope of services provided by the Company may have an adverse effect on the Company's results of operations.


RESTRUCTURING

During 1998, the Board of Directors continued with the Company's withdrawal from the real and personal property tax consulting business, including a restructuring and wind down of the Belt Perry property and tax services group. During September 1998, the company initiated an early lease termination on its former San Diego office facilities, and in an effort to reduce its monthly rent expense, signed a one-year lease for a smaller office space. In addition, management had begun the process to terminate the Company's 401(k) Plan and subsidiary corporations. As of September 30, 1998, the Company's operation relating to its property tax consulting business had ceased.

During October 1998, a former officer of the Company completed an Asset
Purchase Agreement (the "Agreement") to acquire from the Company certain furniture, equipment and intangibles in exchange for a lump sum purchase price of $10,000 and the assumption of an existing equipment lease. The Agreement also transfers ownership in the existing trade receivables in exchange for 50% of all collections, net of expenses, for a period of one year.

Separate from the Agreement, the former officer assumed the lease on the San Diego office facilities.

On September 30, 1998 the former officer's resignation took effect, and the concurrent appointment of a new officer by the Company's Board of Directors took place.

EMPLOYEES

As of March 30, 1999, the Company had one part-time employee. This employee is not subject to a collective bargaining agreement.

ITEM 2.  PROPERTIES

The Company's principal executive offices are located in 250 square feet of office space in San Francisco, California. BPA leases approximately 9,900 and 800 square feet of office space in Phoenix, Arizona and San Rafael, California, respectively. Such leases expire in June 2000 and March 2000, respectively. The Company subleases the majority of its office space in Phoenix, Arizona, as well as its San Rafael office space. The Company believes that its current space is adequate for its operations.


ITEM 3.  LEGAL PROCEEDINGS

In January 1994, as part of the Plan, the Company settled a disputed claim with an individual for $100,000, the payment of which was to be made to the individual from the last $100,000 owed and paid by St. George Crystal, Ltd. ("SGC") on certain promissory notes, stocks and warrants (the "Notes"). In December 1994, the Company sold its remaining 30% undivided interest in Notes. In February 1995, and again on May 6, 1996, the Company and the court-appointed receiver for the Notes received notice from the individual that as a result of the Company's disposition of the Notes, the $100,000 owed to such individual was due. The Company believes that no payment is due to such individual at this time and, in the event the Company were to make such payment, it would be indemnified.

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

There were no matters submitted to a vote of stockholders during 1998.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company`s Common Stock is not eligible for publication of quotations on any securities market and the Company is not aware of any recent material trading activity in shares of its Common Stock. As of March 16, 1999, there were approximately 1,018 holders of record of the Company's Common Stock. The Company has not paid cash dividends on its Common Stock since its inception and does not intend to pay cash dividends on its Common Stock in the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Year ended December 31, 1998

Revenues for 1998 were $553,023, a decrease of $1,915,379 or 77.6% as compared to 1997. This decrease was primarily due to reductions in the number of real property appeals filed in California and Arizona, coupled with management's decision to close the Company's Arizona, Northern California, and Southern California operations and cease the Company's operations relating to its property tax consulting business as of September 30, 1998.

Costs and expenses for 1998 decreased $958,348 or 31.5% as compared to 1997. This decrease was primarily due to reductions in salaries and wages and rent expense as facilities and operations closed.

Salaries and wages decreased $1,238,909 or 69.5% primarily due to the effects of closing locations and discontinuing its property tax consulting business as of September 30, 1998.

Bad debts expense increased $480,249 or 608% as a result of the Company's restructuring and wind down, collection and settlement efforts to resolve delinquent accounts accelerates, and many accounts previously considered collectible have been written off in full.

Rent expense decreased $108,761 or 35.2% primarily due to the Company's consolidating office space and renegotiating the leases related to the Phoenix, Arizona and San Diego and San Rafael, California offices.

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

Rent expense decreased $111,065 or 26.5% primarily due to the Companys consolidating office space and renegotiating the leases related to the Phoenix, Arizona and San Diego and San Rafael, California offices.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities for the year ended December 31, 1998 was $419,796. Due to a reduction in accounts receivable and closing down operations, working capital at December 31, 1998 was $2,622,310, a decrease of $268,281 or 9% from 1997.

Net cash provided by investing activities for the year ended December 31, 1998 was $25,200, consisting of proceeds from sales of property and equipment.

Net cash used by financing activities for the year ended December 31, 1998 was $178,248, consisting of payments on notes payable and capital lease obligations.

Cash decreased by $572,844 from $1,151,616 at the end of 1997 to $578,772 at the end of 1998. Management believes that its current level of cash and anticipated cash flow from operations will be adequate to meet its operating needs through 1999.

The Company may obtain additional equity or working capital through bank borrowings and public or private sales of equity securities and exercises of outstanding stock options. There can be no assurance, however, that such additional financing will be available on terms favorable to the Company, or at all.

YEAR 2000

The Company recognizes the need to ensure its future operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations or other date-sensitive applications using the Year 2000 date are a known risk. Due to business shutdown, there are no ongoing projects that may be affected by Year 2000. The Comnpany will not incur any additional cost for Y2K compliance. The Company has updated its system and the software being used is believed to be Y2K compliant. The Company does not believe there will be a material impact based on business associations with vendors or clients.

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

EXECUTIVE OFFICERS

The following table sets forth the names, ages and positions of the Company's executive officers as of March 30, 1999. A summary of the background and experience of each of these individuals is set forth after the table.

NAME                        AGE        POSITION
----                        ---        --------
Robert W. Rembowski         52         Chief  Executive Officer, Chief Financial
                                       Officer and Secretary

Mr. Rembowski has served as Chief Executive Officer, Chief Financial Officer and as Secretary since October 1998.

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

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------
  11.1   Statement Regarding Computation of Earnings Per Share

  21.1   Subsidiaries of Ironstone Group, Inc.

  27.1   Financial Data Schedule


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

                                        IRONSTONE GROUP, INC.
                                        A DELAWARE CORPORATION

Date: April 9, 1999                     By: /s/ Robert W. Rembowski
                                            ------------------------------------
                                        Robert W. Rembowski
                                        Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                        TITLE                           DATE
---------                        -----                           ----
/s/ Robert W. Rembowski   Chief Executive Officer,          April 9, 1999
------------------------  Chief Financial Officer and
Robert W. Rembowski       Secretary
                          (Principal Executive Officer
                          and Principal Financial Officer)

/s/ Edmund H. Shea, Jr.   Director                          April 9, 1999
------------------------
Edmund H. Shea, Jr.

                              IRONSTONE GROUP, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Independent auditors' report................................................ F-2

Consolidated balance sheet at December 31, 1998............................. F-3

Consolidated statements of operations and comprehensive loss for the years ended December 31, 1998 and 1997............................................ F-4

Consolidated statements of shareholders' equity for the years ended
December 31, 1998 and 1997.................................................. F-5

Consolidated statements of cash flows for the years ended
December 31, 1998 and 1997.................................................. F-6

Notes to consolidated financial statements.................................. F-8

INDEPENDENT AUDITORS' REPORT

Shareholders and Board of Directors
Ironstone Group, Inc.
San Diego, California

We have audited the accompanying consolidated balance sheet of Ironstone Group, Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Ironstone Group, Inc. and subsidiaries at December 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, during 1998 the Company withdrew from property tax operations.

San Diego, California
March 29, 1999

                              IRONSTONE GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1998

ASSETS:
Current assets:
  Cash                                                                $    578,772
  Marketable securities available for sale, cost of $886,177             2,303,000
  Accounts receivable from former officer                                   26,870
  Prepaid expenses                                                           2,941
                                                                      ------------
    Total current assets                                                 2,911,583

Other assets                                                                 1,911
                                                                      ------------
   Total assets                                                       $  2,913,494
                                                                      ============
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                                    $     22,744
  Margin loan                                                              157,367
  Deferred revenue                                                         102,000
  Other current liabilities                                                  7,162
                                                                      ------------
    Total current liabilities                                              289,273
                                                                      ------------
Shareholders' equity:
  Preferred stock, $0.01 par value, 5,000,000 shares authorized of which there are no issued and outstanding shares
  Common stock, $0.01 par value, 25,000,000 shares authorized of
    which 1,487,870 shares are issued and outstanding                       14,879
  Additional paid-in capital                                            21,170,385
  Accumulated deficit                                                  (19,977,866)
  Accumulated other comprehensive income                                 1,416,823
                                                                      ------------
    Total shareholders' equity                                           2,624,221
                                                                      ------------
    Total liabilities and shareholders' equity                        $  2,913,494
                                                                      ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                              IRONSTONE GROUP, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                         1998              1997
                                                      -----------       -----------
Revenues:
  Consulting fees                                     $   512,688       $ 2,421,849
  Interest and other income                                40,335            46,553
                                                      -----------       -----------
    Total revenues                                        553,023         2,468,402
                                                      -----------       -----------
Costs and expenses:
  Salaries and wages, payroll taxes and benefits          543,495         1,782,404
  Collection fee expense                                       --                --
  Depreciation                                             36,192            83,648
  Amortization                                             87,563           128,858
  Bad debt expense                                        559,241            78,992
  Rent expense                                            199,815           308,576
  Legal and other professional fees                       222,260           180,481
  Advertising and promotion                                 2,272            23,935
  Office expense                                           14,296            84,508
  Referral and split fees                                  24,747            79,441
  Travel and entertainment                                  5,919            28,742
  Research expense                                         11,022            75,040
  Communications                                           11,456            34,423
  Interest expense                                         13,548            44,721
  Other operating expenses                                131,480           106,146
  Restructuring charges                                   218,262                --
                                                      -----------       -----------
    Total costs and expenses                            2,081,568         3,039,915
                                                      -----------       -----------
Loss before income taxes and minority interest         (1,528,545)         (571,513)
Income tax provision                                       (3,300)           (3,250)
Minority interest                                              --               271
                                                      -----------       -----------
Net loss                                              $(1,531,845)      $  (574,492)
                                                      ===========       ===========
  Net loss per share -- basic and diluted             $     (1.03)      $     (0.39)
                                                      ===========       ===========

  Average shares outstanding -- basic                   1,487,870         1,487,870

  Average shares outstanding -- diluted                 1,487,870         1,487,870


COMPREHENSIVE LOSS NET OF TAX:
  Net loss                                            ($1,531,845)       $ (574,492)
  Unrealized holding gain (loss) arising
    during the year                                     1,052,800          (135,811)
                                                       ----------        -----------
  Comprehensive (loss)                                 $ (479,045)       $ (710,303)
                                                       ==========        ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              IRONSTONE GROUP, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                                                          ACCUMULATED
                                                          ADDITIONAL                         OTHER
                                  COMMON STOCK             PAID-IN         ACCUMULATED   COMPREHENSIVE
                               SHARES       AMOUNT         CAPITAL           DEFICIT        INCOME          TOTAL
                            ------------   --------     ------------     -------------    -----------    -----------
Balances,
   January 1, 1997          1,487,870      $ 14,879     $ 21,170,385     $ (17,871,529)     $ 499,834    $ 3,813,569

Other Comprehensive loss                                                                     (135,811)      (135,811)
 Net Loss                                                                     (574,492)                     (574,492)
                            ----------     ---------    ------------     -------------    -----------    -----------

Balances,
   December 31, 1997        1,487,870        14,879       21,170,385       (18,446,021)       364,023      3,103,266

Other Comprehensive income                                                                  1,052,800      1,052,800
Net loss                                                                    (1,531,845)                   (1,531,845)

Balances,
                            ==========     =========    ============     =============    ===========    ===========
   December 31, 1998        1,487,870      $ 14,879     $ 21,170,385     $ (19,977,866)   $ 1,416,823    $ 2,624,221
                            ==========     =========    ============     =============    ===========    ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                              IRONSTONE GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                                                  1998           1997
                                                                               -----------    -----------
OPERATING ACTIVITIES:
  Net loss                                                                     $(1,531,845)   $  (574,492)
  Adjustments to reconcile net loss to net cash
      provided (used) by operating activities:
    Depreciation                                                                    36,192         83,648
    Amortization                                                                    87,563        128,858
    Loss on purchase of minority interest in consolidated subsidiaries                  --          1,245
    Undistributed minority interest in consolidated subsidiaries                        --           (271)
    Net (gain) loss on disposition of intangibles, property and equipment           73,553         (8,685)
    Changes in assets and liabilities net of effects of purchase of minority interests in consolidated subsidiaries:
      Accounts receivable                                                        1,153,289      2,746,605
      Other current assets                                                          46,778         60,134
      Other assets                                                                  (1,911)       (40,411)
      Accounts payable                                                             (61,790)      (110,503)
      Accrued compensation                                                        (104,920)      (555,118)
      Other current liabilities                                                   (116,705)      (212,248)
                                                                               -----------    -----------
          Net cash provided (used) by operating activities                        (419,796)     1,518,762
                                                                               -----------    -----------
INVESTING ACTIVITIES:
    Proceeds from sale of property and equipment                                    25,200         16,946
    Purchase of property and equipment                                                  --        (24,152)
    Purchase of minority interests in consolidated subsidiaries                         --       (101,433)
                                                                               -----------    -----------
        Net cash provided (used) by investing activities                            25,200       (108,639)
                                                                               -----------    -----------
FINANCING ACTIVITIES:
    Payments on line of credit                                                          --       (350,000)
    Payments on capital lease obligations                                          (28,248)       (56,892)
    Payments on notes payable                                                     (150,000)      (381,158)
                                                                               -----------    -----------
        Net cash used by financing activities                                     (178,248)      (788,050)
                                                                               -----------    -----------
Net increase (decrease) in cash                                                   (572,844)       622,073
Cash at beginning of year                                                        1,151,616        529,543
                                                                               -----------    -----------
Cash at end of year                                                            $   578,772    $ 1,151,616
                                                                               ===========    ===========

                                  (continued)

                              IRONSTONE GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                        1998             1997
                                                     -----------       --------
Supplemental disclosure of cash flow information:

Cash paid during the year for:

  Interest                                              $3,350         $ 51,683
  Income taxes                                               0           54,071


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

                              IRONSTONE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Business Activities

Ironstone Group, Inc. (the "Company") consolidates the financial statements of its majority-owned subsidiaries AcadiEnergy, Inc., a Delaware corporation, Belt Perry Associates, Inc., an Arizona corporation ("BPA"), Belt Perry Associates, Inc., a California corporation ("BPC"), TaxNet, Inc., an Arizona corporation ("TaxNet") and DeMoss Corporation, a California corporation ("DeMoss"). All significant intercompany transactions have been eliminated in consolidation. The Company's significant business activities include reducing, for a fee, ad valorem taxes assessed to owners of real and personal property, generally in the Arizona and California markets. In January 1998, the Company's Board of Directors approved a plan for the Company to divest itself of the Belt Perry property and tax services group. During 1998 the Company closed its Arizona, Northern California, and Southern California operations and ceased operations relating to its property tax consulting business as of September 30, 1998, which represented substantially all the operations of the Company for 1998 and 1997.

Restructuring

During 1998 the Company's board of directors decided to withdraw from the property tax consulting business and approved a restructuring plan, which was developed and implemented by management. The company recorded one time restructuring charges in the amount of approximately $218,000. Restructuring charges included current cash requirements for severance cost. As of December 31, 1998, no restructuring accrual balance remains.

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

Marketable Securities

Marketable securities have been classified by management as available for sale in accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). In accordance with SFAS No. 115, marketable securities are recorded at fair value and any unrealized gains and losses are excluded from earnings and reported as a separate component of shareholders' equity until realized. The fair value of the Company's marketable securities at December 31, 1998 is based on quoted market prices.

Property and Equipment

Property and equipment were stated at cost and depreciated using accelerated methods over the estimated useful lives of three to seven years.

Long-Lived Assets

Management reviews the Company's long-term assets for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable.

Goodwill

The Company has classified as goodwill the excess of the purchase price over the fair value of the net assets of acquired businesses. Such excess costs are being amortized using the straight-line method over the estimated period of future benefit of five years. At each balance sheet date, the Company evaluates the recoverability of the unamortized excess costs (Note 5).

                              IRONSTONE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS No. 107"), requires disclosure of estimated fair value information for financial instruments, whether or not recognized in the Consolidated Balance Sheet. Fair values are based upon estimates using present value or other valuation information techniques in cases where quoted market prices are not available. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The carrying values of cash, accounts receivable, notes payable and capital lease obligations approximate their fair values due to the short-term nature of these items. The fair value of marketable securities is based on quoted market prices.

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

2.   MARKETABLE SECURITIES

All marketable securities are classified as available for sale. The cost and fair value of marketable securities at December 31, 1998 are as follows:

                                                       NET
                                                    UNREALIZED           FAIR
                                      COST             GAIN              VALUE
                                  ----------        ----------        ----------
Corporate equity securities       $  886,177        $1,416,823        $2,303,000
                                  ==========        ==========        ==========

All marketable securities are invested in the common stock of one corporation (Interlinq Software). The Company has entered into a margin loan agreement ("Margin Loan") with Hambrecht & Quist LLC, a major shareholder of the Company, pledging all marketable securities as collateral for the Margin Loan. The Margin Loan bears interest at Hambrecht & Quist LLC's margin loan rate, which for the period from January 1, 1997 through December 31, 1998 ranged between 8.50% and 7.75% per annum (7.25% at December 31, 1998). At December 31, 1998, the Company owed $157,367 on the Margin Loan.

                              IRONSTONE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997


3. ACCOUNTS RECEIVABLE FROM FORMER OFFICER

Accounts receivable from former officer consists of accounts receivable transferred to a former officer in exchange for 50% of all collections, net of expenses for a period of one year. The balance of $26,870 represents the amount management expects to receive from the former officer. See Note 14.

4.   PROPERTY AND EQUIPMENT

The Company sold all remaining property and equipment at September 30, 1998.

Depreciation expense on owned and leased assets was $36,192 and $83,648 for the years ended December 31, 1998 and 1997, respectively.

5.   GOODWILL

The Company wrote off all remaining goodwill associated with the acquisition of BPC at September 30, 1998. There is no remaining goodwill at December 31, 1998.

6.   INCOME TAXES

SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future consequences of events that have been recognized in the financial statements or tax returns. Deferred income taxes reflect the net tax effects of (i) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (ii) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's deferred income taxes at December 31, 1998 are as follows:

Deferred tax assets:
Differences between book and tax basis of property                     $ 18,495
Operating loss carryforwards                                         28,500,956
                                                                    -----------
Total deferred income taxes                                          28,519,451
Less valuation allowance                                             28,519,451

Deferred income taxes -- net                                        $         0
                                                                    ============

                              IRONSTONE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

The Company's income tax provision of $3,300 (1998) and $3,250 (1997) relates to annual franchise and minimum taxes charged by the states in which the Company is incorporated or does business. The primary difference between the income tax provisions for the years ended December 31, 1998 and 1997 and the income tax benefit (provision) which would be computed based upon the statutory income tax rate and the net income (loss) is due to not recording the potential benefit of the net operating loss carryforwards. As of December 31, 1998, the Company has net operating loss carryforwards for tax purposes of approximately $80,317,986. These carryforwards will expire in the years 1999 to 2018.

The Tax Reform Act of 1986 significantly limited the amount of net operating loss carryforwards that are available to offset future taxable income when an ownership change occurs. The amount of the net operating loss carryforward that may be available for use in future years may be limited.

In the opinion of management, based on limitations on the use of net operating loss carryforwards, the realization of such carryforwards is not more likely than not, and accordingly, a valuation reserve has been recorded to offset such amount in its entirety.

The differences between the Federal statutory tax rate and the Company's effective rate as a percentage of income before income taxes for the years ended December 31, 1998 and 1997 are as follows:

                                                      1998              1997
                                                    --------          --------
Federal statutory tax rate                            (34.0)%          (34.0)%
Effect of net operating loss carryforward
 and valuation allowance                               34.0 %           34.0 %
State income tax, net of Federal benefit                 .2 %             .6 %
                                                    --------            ------
Effective income tax rate                                .2 %             .6 %
                                                    ========            ======

                              IRONSTONE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997


7.   LINE OF CREDIT

In June 1997, the Company paid in full its revolving operating line of credit in the amount of $350,000. The line of credit had a total available balance of $500,000 and bore interest on amounts borrowed at the lending bank's prime rate plus 1.25%. The line of credit was collateralized by BPA and BPC accounts receivable and other business assets.

8.   DUE TO OFFICER

On October 14, 1993, BPC entered into a purchase and employment agreement (the "Agreement") with an officer and minority shareholder of BPC (the "Officer") in exchange for 1,333 shares of BPC's issued and outstanding shares of common stock. The Agreement specifies compensation and incentive amounts and includes a non-competition clause (Note 11). Incentive amounts are to be paid if certain BPC profit goals are achieved. As a result of BPC meeting certain profit goals for 1996 and 1995, incentive amounts of $202,022 became payable as of December 31, 1996 and were paid in full on April 30, 1997.

On May 11, 1995, BPC purchased from the Officer 167 shares of BPC's issued and outstanding shares of common stock in exchange for $20,000 cash and an agreement to pay $50,000 on May 1, 1996 and May 1, 1997. Both payments were made in full on May 1, 1996 and May 1, 1997.

On April 1, 1997, BPA and BPC entered into an employment agreement (the "Agreement") with the Officer. The Agreement specifies compensation and incentive amounts and includes non-competition and non-solicitation clauses (Note 11). Bonuses and other incentive amounts are to be paid if certain cash and profit goals are achieved by BPA and BPC for 1997 and 1998. As a result of BPA and BPC meeting certain cash and profit goals for 1997, bonuses of $95,000 became payable as of December 31, 1997. Such amount was paid in 1998.

                              IRONSTONE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

9.   NOTES PAYABLE

There are no notes payable at December 31, 1998

Notes payable to former minority shareholders of BPA, were bearing interest at
5% per annum, with principal and interest payable in four equal annual installments beginning April 30, 1994, collateralized by BPA common stock held by the Company. These notes provided for a deferral in the payment of both principal and interest of no more than nine months at the election of the
Company. The interest rate on the deferred principal ranged from 0% to 7% per annum and was based on BPA's revenue between 1994 and 1996.  The Company made the
final scheduled payments in 1998.                                                      $150,000
                                                                                       --------
Total notes payable at December 31, 1997                                               $150,000
                                                                                       ========


10.  PURCHASE OF MINORITY INTERESTS

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

                              IRONSTONE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997


11.  COMMITMENTS AND CONTINGENCIES

Operating Leases

BPA and BPC have entered into leases for office space and certain equipment under agreements that have been classified as operating leases for financial reporting purposes. In connection with the office space leases, BPA and BPC are responsible for certain monthly operating and maintenance expenses. The majority portion of one of BPA's facilities has been subleased. Rent expense under all operating leases, net of sublease income of $106,923 and $90,743 for the years ended December 31, 1998 and 1997, respectively, was $169,452 and $308,576 for the years ended December 31, 1998 and 1997, respectively.

Scheduled minimum lease payments under non-cancelable operating leases for the years ending December 31st are as follows:

                                                 Lease           Sublease        Net Lease
                                              Obligations        Revenues       Obligations
                                              -----------        --------       -----------
1999                                             $118,254       $(108,864)        $  9,390
2000                                               28,296         (28,296)               0
                                                 --------       ---------         --------
Total minimum operating lease payments           $146,550       $(137,160)        $  9,390
                                                 ========       =========         ========

In addition the Company has obligations on equipment leases which have been sold to related parties. The related parties are making payments of $8,292 in 1999 and $2,220 in 2000, for which the Company is legally liable in case of non-payment.

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

Deferred Revenue

During 1992, a judgment was rendered in Tax Court (the "1992 Judgment") in a court case in which BPA had appealed a 1990 property tax valuation on behalf of a client. The 1992 Judgment resulted in a significant property tax savings for the client on which BPA's contingency fee was approximately $82,000. The taxing authority subsequently filed an appeal to the Court of Appeals. The Court of Appeals upheld the original 1992 Judgment and rejected a motion to reconsider. The taxing authority then filed an appeal to the Arizona Supreme Court. The Arizona Supreme Court reversed both the Court of Appeals' and the Tax Court's decisions and judgments. The case is now back before the Tax Court and will be heard along with other pending appeals for the 1991 through 1994 tax years filed by BPA on behalf of the client. At December 31, 1998, the case remains unresolved. During 1993, the County Treasurer made a payment to BPA on behalf of BPA's client related to the 1992 Judgment of which $102,000 represents BPA's contingent fee plus interest. Such amount is included in Deferred Revenue pending the completion of the appeal process.

As a result of the 1992 Judgment, the Company's management and legal counsel has estimated total contingency fees of approximately $435,000 for the 1990 through 1994 tax years related to the same client. Such amount has not been accrued as of December 31, 1998 pending the completion of the appeal process.

                              IRONSTONE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997


11.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

Litigation

Other than legal proceedings in which BPA and BPC are involved in the ordinary course of business, the Company is not a party to any other material legal proceedings.

12.  DEFINED CONTRIBUTION PLAN

The Company has adopted a defined contribution plan under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). Under the 401(k) Plan, employees may contribute a maximum of 15% of their annual wages subject to certain restrictions. Company contributions are discretionary and are equal to a percentage of the employee's eligible contributions. All employees are eligible to participate in the 401(k) Plan. Company contributions were $0 and $8,920 for the years ended December 31, 1998 and 1997, respectively. It is management's intent to terminate the plan in 1999.

13.  STOCK OPTIONS

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

                              IRONSTONE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997


13.  STOCK OPTIONS (CONTINUED)

A summary of stock option transactions during 1998 and 1997 is as follows:

                                                            SHARES
                                     OPTIONS               AVAILABLE       WEIGHTED AVERAGE
                                   OUTSTANDING             FOR GRANT        EXERCISE PRICE
                                   -----------            ----------       ----------------
Balance, January 1, 1997              105,393               233,887               $3.24

 Granted                                3,200                (3,200)              $0.50
 Expired                              (86,903)               86,903               $3.10
                                     --------               -------

Balance, December 31, 1997             21,690               317,590               $3.23
                                     --------               -------

 Granted                                2,800                (2,800)              $1.13
 Expired                              (13,315)               13,315               $4.00
                                     --------               -------

Balance, December 31, 1998             11,175               328,105               $1.71
                                     ========               =======
Options exercisable at year-end         7,979                                     $2.05
                                     ========


The Company applies APB 25 and related interpretations in accounting for the Plans. Accordingly, no compensation expense has been recognized for the Plans, as the options are granted at not less than 100% of the fair market value of the Company's common stock. Had compensation cost been determined based upon the fair market value on the date of grant for awards under the Plans consistent with the methodology prescribed under Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," the Company's net loss for the year ended December 31, 1998 would have been increased by $9,814 (.01 per share) and the Company's net loss for the year ended December 31, 1997 would have been increased by $9,293 (.01 per share). The fair market value of the options granted during 1998 is estimated as $521 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, volatility rate of 69%, risk free interest rate of 6%, assumed no forfeiture rate and expected life of three years. The fair market value of the options granted during 1997 is estimated as $937 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, volatility rate of 86%, risk free interest rate of 6%, assumed no forfeiture rate and expected life of three years.

14.  RELATED PARTY TRANSACTIONS

In addition to the related party transactions described elsewhere in the accompanying consolidated financial statements and notes, the Company had the following related party transactions:

Interest expense related to notes payable to former minority shareholders of BPA was $1,829 and $10,157 for the years ended December 31, 1998 and 1997, respectively.

During October 1998, the former officer of the Company completed an Asset Purchase Agreement (the "Agreement") to acquire from the Company certain furniture, equipment and intangibles in exchange for a lump sum purchase price of $10,000 and the assumption of an existing equipment lease. The Agreement also transferred ownership in the existing trade receivables in exchange for 50% of all collections, net of expenses, for a period of approximately one year.

Separate from the Agreement, the former officer assumed the lease on the San Diego office facilities.

                              IRONSTONE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

15. ASSET PURCHASE

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

                                                              Depreciation/amortization period
Asset/Liability Description               Amount                          (years)
---------------------------              -------              --------------------------------
Computer equipment                        $8,560                             3

Customer lists                             2,175                             1
Intellectual property                     10,000                             5
Contract rights                           49,259                             1

Accrued compensation                      (4,994)                           --
                                         -------
Total                                    $65,000
                                         =======


The note was payable in eight (8) equal monthly installments beginning May 15, 1997 and was paid in full on December 15, 1997.


16.  EARNINGS PER SHARE - BASIC AND DILUTED

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

The weighted average number of shares of common stock for 1998 and 1997 was 1,487,870. The weighted average dilutive common shares for 1998 and 1997 was 1,487,870. Common stock equivalents for 1998 and 1997 were not included in computing the weighted average dilutive shares because their effects were anti-dilutive.

17. SUBSEQUENT EVENT

In January and February 1999 the Company purchased 78,000 shares of Flexi International Software, Inc. The shares were purchased at various prices ranging from $1.625 to $2.4375 per share. Total cost was $166,345.

                                       ***