Form 10QSB
period 1999-03-31
IRONSTONE GROUP INC
filed 1999-05-12
CIK 723269

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

As of March 31, 1999, 1,487,870 shares of Common Stock, $0.01 par value, were outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]













TOTAL NUMBER OF PAGES:   9   INDEX TO EXHIBITS AT PAGE: N/A

                              IRONSTONE GROUP, INC.

                                      INDEX


                                                                                                     PAGE
                                                                                                     ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Condensed consolidated statements of operations for the three months ended
          March 31, 1999 and 1998....................................................................  3

         Condensed consolidated balance sheet at March 31, 1999 .....................................  4

         Condensed consolidated statements of cash flows for the three months ended
          March 31, 1999 and 1998....................................................................  5

         Notes to condensed consolidated financial statements........................................  6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......  8

SIGNATURES...........................................................................................  9

                              IRONSTONE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                  1999             1998
                                                              -----------      -----------
Revenues:
  Consulting fees                                             $        --      $   276,820
  Interest and other income                                         3,001            8,317
                                                              -----------      -----------
    Total revenues                                                  3,001          285,137
                                                              -----------      -----------

Costs and expenses:
  Salaries and wages, payroll taxes and benefits                   22,032          317,964
  Depreciation                                                         --           12,221
  Amortization                                                         --           35,798
  Bad debt expense                                                     --           16,612
  Rent expense                                                     22,858           80,617
  Professional fees                                                44,161          117,017
  Advertising and promotion                                            --              338
  Office expense                                                    1,124            4,731
  Referral and split fees                                              --            6,559
  Travel and entertainment                                          3,630            1,642
  Research expense                                                     --            6,559
  Communications                                                       --            5,435
  Interest expense                                                  2,870            3,594
  Other operating expenses                                             --           23,370
                                                              -----------      -----------
    Total costs and expenses                                       96,675          632,457
                                                              -----------      -----------

Loss before income taxes                                          (93,674)        (347,320)
Income tax provision                                                   --           (3,300)
                                                              -----------      -----------

Net loss                                                      $   (93,674)     $  (350,620)
                                                              ===========      ===========



  Net loss per share - basic and diluted                      $     (0.06)     $     (0.24)
                                                              ===========      ===========

  Average shares outstanding - basic                            1,487,870        1,487,870

  Average shares outstanding - diluted                          1,487,870        1,487,870


COMPREHENSIVE LOSS NET OF TAX:
   Net loss                                                   $   (93,674)     $  (350,620)
   Unrealized holding gain (loss) arising during the period      (362,987)          98,700
                                                              -----------      -----------

   Comprehensive loss                                         $  (456,661)     $  (251,920)
                                                              ===========      ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              IRONSTONE GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1999
                                   (UNAUDITED)

ASSETS:
Current assets:
  Cash                                                                             $    330,848
  Marketable securities available for sale, cost of $1,052,522                        2,106,357
  Accounts receivable from former officer                                                10,763
  Accrued Accounts Receivable                                                             8,292
  Prepaid expenses                                                                        2,941
                                                                                   ------------
    Total current assets                                                              2,459,201

Other assets                                                                              1,911
                                                                                   ------------
   Total assets                                                                    $  2,461,112
                                                                                   ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                                                 $     24,154
  Margin loan                                                                           160,237
  Deferred revenue                                                                      102,000
  Other current liabilities                                                               7,162
                                                                                   ------------
    Total current liabilities                                                           293,553
                                                                                   ============

Shareholders' equity:
  Preferred stock, $0.01 par value, 5,000,000 shares authorized of which there are no issued and outstanding shares
  Common stock, $0.01 par value, 25,000,000 shares authorized of
    which 1,487,870 shares are issued and outstanding                                    14,879
  Additional paid-in capital                                                         21,170,385
  Accumulated deficit                                                               (20,071,539)
  Accumulated other comprehensive income                                              1,053,834
                                                                                   ------------
    Total shareholders' equity                                                        2,167,559
                                                                                   ------------
    Total liabilities and shareholders' equity                                     $  2,461,112
                                                                                   ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              IRONSTONE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                   THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                  1999           1998
                                                               ---------      -----------
OPERATING ACTIVITIES:
  Net loss                                                     $ (93,674)     $  (350,620)
  Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
    Depreciation                                                      --           12,221
    Amortization                                                      --           35,798
    Net loss on sale of property and equipment                        --            7,834

    Changes in assets and liabilities:
      Accounts receivable                                         16,107          223,591
      Other current assets                                        (8,292)         (12,703)
      Accounts payable                                             1,410           58,127
      Accrued compensation                                          --             29,389
      Other current liabilities                                    2,870          (83,966)
                                                               ---------      -----------
          Net cash provided (used) by operating activities       (81,579)         (80,329)
                                                               ---------      -----------

INVESTING ACTIVITIES:
    Purchase of marketable securities available for sale        (166,345)              --
    Proceeds from sale of property and equipment                    --             15,550
                                                               ---------      -----------
        Net cash provided (used) by investing activities        (166,345)          15,550
                                                               ---------      -----------

FINANCING ACTIVITIES:
    Payments on capitalized lease obligations                         --           (4,786)
    Payments on notes payable                                         --         (150,000)
                                                               ---------      -----------
        Net cash used by financing activities                         --         (154,786)
                                                               ---------      -----------

Net decrease in cash                                            (247,924)        (219,565)
Cash at beginning of period                                      578,772        1,151,616
                                                               ---------      -----------
Cash at end of period                                          $ 330,848      $   932,051
                                                               =========      ===========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              IRONSTONE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)


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

In January, 1998, the Company's Board of Directors approved a plan for the Company to divest itself of the Belt Perry property and tax service group. During 1998 the Company closed its Arizona, Northern California, and Southern California operations and ceased operations relating to its property tax consulting business as of September 30, 1998, which represented substantially all the operations of the Company for 1998 and 1997 (note 4).

Adjustments

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's most recent Annual Report and Form 10-KSB for the year ended December 31, 1998.

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

Reclassifications

Certain 1998 amounts have been reclassified to conform to the 1999 presentation.


2. EARNINGS PER SHARE - BASIC AND DILUTED

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

The weighted average number of shares of common stock for the three month periods ended March 31, 1999 and 1998 was 1,487,870. The weighted average dilutive common shares for the three month periods ended March 31, 1999 and 1998 was 1,487,870. Common stock equivalents for the three month periods ended March 31, 1999 and 1998 were not included in computing the weighted average dilutive shares because their effects were anti-dilutive.

                              IRONSTONE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)


3. COMPREHENSIVE LOSS

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 requires reporting and displaying comprehensive income (loss) and its components which, for the Company, includes net loss and unrealized gains and losses on marketable securities available for sale. The adoption of SFAS No. 130 had no impact on the Company's results of operations or financial position. In accordance with SFAS No. 130, the accumulated balance of other comprehensive income is disclosed as a separate component of shareholders' equity. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

For the three month periods ended March 31, 1999 and 1998, comprehensive loss consisted of the following:

                                                                 1999            1998
                                                              ---------       ---------
               Net loss                                       $ (93,674)      $(350,620)
               Other comprehensive income (loss):
                  Unrealized gain (loss) on
                  marketable securities
                  available for sale                           (362,987)         98,700
                                                              ---------       ---------
               Comprehensive loss                             $(456,661)      $(251,920)
                                                              =========       =========


4. RESTRUCTURING

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

                              IRONSTONE GROUP, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results Of Operations

Revenues for the three month period ended March 31, 1999 decreased $282,136 or 98.95% as compared to the same period in 1998. This decline is due to closing the Arizona, Northern California and Southern California operations relating to its property tax consulting business as of September 30, 1998.

Costs and expenses for the three month period ended March 31, 1999 decreased $535,782 or 84.71%, as compared to the same period in 1998 due to the closure of the property tax consulting business discussed above.

Liquidity And Capital Resources

Net cash used by operating activities for the three month period ended March 31, 1999 was $81,579. Cash decreased $247,924 for the three month period ended March 31, 1999 primarily due to the purchase of 78,000 shares of Flexi International Software, Inc. The Company's working capital decreased by $456,661 during the three month period ended March 31, 1999 due to the unrealized loss of marketable securities held for sale totaling $362,987. Management believes that its current level of cash will be adequate to meet its operating needs during 1999.

The Company may make an investment in other companies or obtain additional equity or working capital through bank borrowings and public or private sale sof equity securities. There can be no assurance, however, that such additional financing will be available on terms favorable to the Company, or at all.

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

Trends and Uncertainties

Termination of Historical Business Lines

By winding down the Belt Perry property and tax services group, the Company has exited from its traditional lines of business. Management and the Board of Directors are actively seeking appropriate business combination opportunities for the Company. In the alternative, management and the Board are looking for an investment opportunity for the Company to invest some or all of its remaining liquid assets. In the interim, the Company's cash assets are invested in corporate securities and demand deposit accounts. If the Company does not find an operating entity to combine with, and if its assets are not invested in certain types of securities (primarily government securities), it may be deemed to be an investment company under the terms of the Investment Company Act of 1940, as amended.

Year 2000

The Company recognizes the need to ensure its future operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations or other date-sensitive applications using the Year 2000 date are a known risk. Due to business shutdown, there are no ongoing projects that may be affected by Year 2000. The Company will not incur any additional cost for Y2K compliance. The Company has updated its system and the software being used is believed to be Y2K compliant. The Company does not believe there will be a material impact based on business associations with vendors or clients.

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


                                             IRONSTONE GROUP, INC.
                                             A DELAWARE CORPORATION

Date:   May 11, 1999                  By:  /s/  Robert W. Rembowski
                                           ------------------------
                                           Robert W. Rembowski
                                           Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                           TITLE                               DATE
---------                           -----                               ----
/s/ Robert W. Rembowski             Chief Executive Officer,            May 11, 1999
-----------------------             Secretary and Treasurer
Robert W. Rembowski                 (Principal Executive Officer and
                                    Principal Financial Officer)