Form 10QSB
period 1999-06-30
IRONSTONE GROUP INC
filed 1999-08-13
CIK 723269

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

As of June 30, 1999, 1,487,870 shares of Common Stock, $0.01 par value, were outstanding.

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

     Condensed consolidated statements of operations for the three and six months ended
        June 30, 1999 and 1998......................................................................3

     Condensed consolidated balance sheet at June 30, 1999 .........................................5

     Condensed consolidated statements of cash flows for the six months ended
      June 30, 1999 and 1998........................................................................6

     Notes to condensed consolidated financial statements...........................................7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations......9

SIGNATURES.........................................................................................10

                              IRONSTONE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                               JUNE 30,
                                                                   -------------------------------
                                                                       1999                1998
                                                                   -----------         -----------
Revenues:

  Consulting fees                                                  $        --             181,026
  Interest and other income                                              2,230              11,199
                                                                   -----------         -----------
    Total revenues                                                       2,230             192,225
                                                                   -----------         -----------

Costs and expenses:
  Salaries and wages, payroll taxes and benefits                        20,030             115,044
  Depreciation                                                              --              11,971
  Amortization                                                              --              25,333
  Bad debt expense                                                          --             264,590
  Rent expense                                                          20,773              59,015
  Professional fees                                                     13,244              38,110
  Advertising and promotion                                                 --               1,934
  Office expense                                                         1,158               6,534
  Referral and split fees                                                   --               2,011
  Travel and entertainment                                               1,017               2,136
  Research expense                                                          --               3,382
  Communications                                                            --               3,126
  Interest expense                                                       2,954               3,651
  Other operating expenses                                                  --              17,673
  Restructuring charges                                                     --             338,218
                                                                   -----------         -----------
    Total costs and expenses                                            59,176             892,728
                                                                   -----------         -----------
Loss before income taxes                                               (56,946)           (700,503)
Income tax provision                                                    (4,340)                 --
                                                                   -----------         -----------
Net loss                                                           $   (61,286)        $  (700,503)
                                                                   ===========         ===========

  Net loss per share - basic and diluted                           $     (0.04)        $     (0.47)
                                                                   ===========         ===========

  Average shares outstanding - basic                                 1,487,870           1,487,870

  Average shares outstanding - diluted                               1,487,870           1,487,870


COMPREHENSIVE LOSS NET OF TAX:
   Net loss                                                        $   (61,286)        $  (700,503)
   Unrealized holding gain (loss) arising during the period           (222,507)            526,400
                                                                   -----------         -----------
   Comprehensive loss                                              $  (283,793)        $  (174,103)
                                                                   ===========         ===========



                  The accompanying notes are an integral part
                    of these condensed financial statements

                              IRONSTONE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                         SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                   -------------------------------
                                                                      1999                1998
                                                                   -----------         -----------
Revenues:
  Consulting fees                                                  $        --         $   457,846
  Interest and other income                                              5,231              19,516
                                                                   -----------         -----------
    Total revenues                                                       5,231             477,362
                                                                   -----------         -----------
Costs and expenses:
  Salaries and wages, payroll taxes and benefits                        42,062             433,008
  Depreciation                                                              --              24,192
  Amortization                                                              --              61,131
  Bad debt expense                                                          --             281,202
  Rent expense                                                          43,631             139,632
  Professional fees                                                     57,405             155,127
  Advertising and promotion                                                 --               2,272
  Office expense                                                         2,282              11,265
  Referral and split fees                                                   --               8,570
  Travel and entertainment                                               4,647               3,778
  Research expense                                                          --               9,941
  Communications                                                            --               8,561
  Interest expense                                                       5,824               7,245
  Other operating expenses                                                  --              41,043
  Restructuring charges                                                     --             338,218
                                                                   -----------         -----------
    Total costs and expenses                                           155,851           1,525,185
                                                                   -----------         -----------

Loss before income taxes                                              (150,620)         (1,047,823)
Income tax provision                                                    (4,340)             (3,300)
                                                                   -----------         -----------
Net loss                                                           $  (154,960)        $(1,051,123)
                                                                   ===========         ===========

  Net loss per share - basic and diluted                           $     (0.10)        $     (0.71)
                                                                   ===========         ===========

  Average shares outstanding - basic                                 1,487,870           1,487,870

  Average shares outstanding - diluted                               1,487,870           1,487,870


COMPREHENSIVE LOSS NET OF TAX:
   Net loss                                                        $  (154,960)        $(1,051,123)
   Unrealized holding gain (loss) arising during the period           (585,495)            625,100
                                                                   -----------         -----------
   Comprehensive loss                                              $  (740,455)        $  (426,023)
                                                                   ===========         ===========



                  The accompanying notes are an integral part
                    of these condensed financial statements

                              IRONSTONE GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1999
                                   (UNAUDITED)

ASSETS:
Current assets:
  Cash                                                                                $    270,607
  Marketable securities available for sale, cost of $1,052,522                           1,883,850
  Accounts receivable from former officer                                                    5,233
  Accrued Accounts Receivable                                                                  262
  Prepaid expenses                                                                           2,941
                                                                                      ------------
    Total current assets                                                                 2,162,893

Other assets                                                                                 1,911
                                                                                      ------------
   Total assets                                                                       $  2,164,804
                                                                                      ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                                                    $      8,684
  Margin loan                                                                              163,191
  Deferred revenue                                                                         102,000
  Other current liabilities                                                                  7,162
                                                                                      ------------
    Total current liabilities                                                              281,037
                                                                                      ------------

Shareholders' equity:
  Preferred stock, $0.01 par value, 5,000,000 shares authorized of which there are no issued and outstanding shares
  Common stock, $0.01 par value, 25,000,000 shares authorized of
    which 1,487,870 shares are issued and outstanding                                       14,879
  Additional paid-in capital                                                            21,170,385
  Accumulated deficit                                                                  (20,132,825)
  Accumulated other comprehensive income                                                   831,328
                                                                                      ------------
    Total shareholders' equity                                                           1,883,767
                                                                                      ------------
    Total liabilities and shareholders' equity                                        $  2,164,804
                                                                                      ============



                  The accompanying notes are an integral part
                    of these condensed financial statements

                              IRONSTONE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                  -------------------------------
                                                                      1999                1998
                                                                  -----------         -----------
OPERATING ACTIVITIES:
  Net loss                                                        $  (154,960)        $(1,051,123)
  Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
    Depreciation                                                           --              24,192
    Amortization                                                           --              61,131
    Net loss on sale of property and equipment                             --               2,381

    Changes in assets and liabilities:
      Accounts receivable                                              21,637             632,435
      Other current assets                                               (261)              5,182
      Accounts payable                                                (14,060)             42,301
      Accrued compensation                                                 --             (46,581)
      Accrued restructuring charges                                        --             338,218
      Other current liabilities                                         5,824            (107,127)
                                                                  -----------         -----------
          Net cash provided (used) by operating activities           (141,820)            (98,991)
                                                                  -----------         -----------

INVESTING ACTIVITIES:
    Purchase of marketable securities available for sale             (166,345)                 --
    Proceeds from sale of property and equipment                           --              21,278
                                                                  -----------         -----------
        Net cash provided (used) by investing activities             (166,345)             21,278
                                                                  -----------         -----------

FINANCING ACTIVITIES:
    Payments on capitalized lease obligations                              --             (15,312)
    Payments on notes payable                                              --            (150,000)
                                                                  -----------         -----------
        Net cash used by financing activities                              --            (165,312)
                                                                  -----------         -----------

Net decrease in cash                                                 (308,165)           (243,025)
Cash at beginning of period                                           578,772           1,151,616
                                                                  -----------         -----------
Cash at end of period                                             $   270,607         $   908,591
                                                                  ===========         ===========

Non-cash operating, investing and financing activities:
   Write-downs expensed to accrued restructuring charges:
        Property and equipment                                    $        --         $    75,043
        Goodwill and intangibles                                  $        --         $    33,515



                  The accompanying notes are an integral part
                    of these condensed financial statements

                              IRONSTONE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

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

The weighted average number of shares of common stock for the three month periods ended June 30, 1999 and 1998 was 1,487,870. The weighted average dilutive common shares for the three month periods ended June 30, 1999 and 1998 was 1,487,870. Common stock equivalents for the three month periods ended June 30, 1999 and 1998 were not included in computing the weighted average dilutive shares because their effects were anti-dilutive.

                              IRONSTONE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

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

For the three month periods ended June 30, 1999 and 1998, comprehensive loss consisted of the following:

                                                         1999              1998
                                                      ---------         ---------
Net loss                                              $ (61,286)        $(700,503)
Other comprehensive income (loss):
   Unrealized gain (loss) on
      marketable securities available for sale         (222,507)          526,400
                                                      ---------         ---------

Comprehensive loss                                    $(283,793)        $(174,103)
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

                              IRONSTONE GROUP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results Of Operations
---------------------

Comparison of 1999 to 1998
--------------------------

Revenues for the three and six month periods ended June 30, 1999 decreased $189,995 and $472,131 or 98.84% and 98.90% respectively, as compared to the same periods in 1998. These declines are primarily due to a decrease in billings as a result of the closing of the Company's Arizona, Northern California and Southern California operations relating to its property tax consulting business as of September 30, 1998.

Costs and expenses for the six month period ended June 30, 1999 decreased $835,782 or 93.62%, and $1,369,334 or 89.78% for the six month period ended June 30, 1999, as compared to the same periods in 1998 due to the closure of the property tax consulting business discussed above.

Liquidity And Capital Resources
-------------------------------

Net cash used by operating activities for the three and six month periods ended June 30, 1999 was $60,242 and $141,821 respectively. Cash decreased for the three and six month periods ended June 30, 1999 by $60,242 and $308,166 primarily due to the purchase of 78,000 shares of Flexi International Software, Inc. The Company's working capital decreased by $283,792 and $740,453 during the three and six month periods ended June 30, 1999, respectively. The reduction in working capital is primarily due to the unrealized loss of marketable securities held for sale totaling $222,507 and $585,495 during the three and six periods ended June 30, 1999, respectively. Management believes that its current level of cash will be adequate to meet its operating needs during 1999.

The Company may make an investment in other companies or obtain additional equity or working capital through bank borrowings and public or private sale of equity securities. There can be no assurance, however, that such additional financing will be available on terms favorable to the Company, or at all.

Special Note Regarding Forward-Looking Statements
-------------------------------------------------

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

Trends and Uncertainties
------------------------

Termination of Historical Business Lines
----------------------------------------

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

Year 2000
---------

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


                                        IRONSTONE GROUP, INC.
                                        A DELAWARE CORPORATION



Date: August 12, 1999                   By: /s/ Robert W. Rembowski
                                           -------------------------------------
                                           Robert W. Rembowski
                                           Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                           TITLE                                      DATE
---------                           -----                                      ----
/s/ Robert W. Rembowski             Chief Executive Officer,               August 12, 1999
------------------------------
Robert W. Rembowski                 Secretary and Treasurer
                                    (Principal Executive Officer and
                                    Principal Financial Officer)