Form 10QSB
period 1999-09-30
IRONSTONE GROUP INC
filed 1999-11-15
CIK 723269

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

As of September 30, 1999, 1,487,870 shares of Common Stock, $0.01 par value, were outstanding.

Transitional Small Business Disclosure Format:    Yes [  ]    No [X]





TOTAL NUMBER OF PAGES: 10   INDEX TO EXHIBITS AT PAGE: N/A

                             IRONSTONE GROUP, INC.

                                     INDEX


PART I - FINANCIAL INFORMATION                                                                                   PAGE
                                                                                                                 ----
Item 1. Financial Statements (unaudited)

    Condensed consolidated statements of operations for the three and nine months ended
     September 30, 1999 and 1998...............................................................................   3

    Condensed consolidated statements of operations for the nine months ended
     September 30, 1999 and 1998...............................................................................   4

    Condensed consolidated balance sheet at September 30, 1999.................................................   5

    Condensed consolidated statements of cash flows for the nine months ended
     September 30, 1999 and 1998..............................................................................    6

    Notes to condensed consolidated financial statements......................................................    7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..................   9

SIGNATURE .....................................................................................................  10

                              IRONSTONE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                               1999              1998
                                                           ----------        ----------
Revenues:
  Consulting fees                                          $    1,782        $   54,842
  Interest and other income                                     1,875             5,677
                                                           ----------        ----------
    Total revenues                                              3,657            60,519
                                                           ----------        ----------

Costs and expenses:
  Salaries and wages, payroll taxes and benefits               23,030           110,487
  Depreciation                                                     --            12,000
  Amortization                                                     --            26,432
  Bad debt expense                                                 --           110,849
  Rent expense                                                  1,445            44,556
  Professional fees                                            18,902            15,476
  Office expense                                                  334             1,825
  Referral and split fees                                          --            16,177
  Travel and entertainment                                         72             1,657
  Research expense                                                 --             1,081
  Communications                                                   --             2,415
  Interest expense                                              3,187             3,336
  Other operating expenses                                         --            67,388
  Restructuring charges                                            --           (98,723)
                                                           ----------        ----------
     Total costs and expenses                                  46,970           314,956
                                                           ----------        ----------
Loss before income taxes                                      (43,313)         (254,437)
Income tax provision                                           (2,400)               --
                                                           ----------        ----------
Net loss                                                   $  (45,713)       $ (254,437)
                                                           ==========        ==========
  Net loss per share - basic and diluted                       $(0.03)           $(0.17)
                                                           ==========        ==========
  Average shares outstanding - basic                        1,487,870         1,487,870
  Average shares outstanding - diluted                      1,487,870         1,487,870

COMPREHENSIVE LOSS NET OF TAX:
   Net loss                                                  $(45,713)        $(254,437)
   Unrealized holding loss arising during the period         (852,975)         (427,700)
                                                           ----------        ----------
   Comprehensive loss                                      $ (898,688)       $ (682,137)
                                                           ==========        ==========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             IRONSTONE GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                      NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                     1999             1998
                                                                 -----------       -----------
Revenues:
  Consulting fees                                                $     1,782        $  512,688
  Interest and other income                                            7,108            25,193
                                                                 -----------       -----------
    Total revenues                                                     8,888           537,881
                                                                 -----------       -----------

Costs and expenses:
  Salaries and wages, payroll taxes and benefits                      65,092           543,495
  Depreciation                                                            --            36,192
  Amortization                                                            --            87,563
  Bad debt expense                                                        --           392,051
  Rent expense                                                        45,077           184,188
  Professional fees                                                   76,307           170,803
  Advertising and promotion                                               --             2,272
  Office expense                                                       2,815            13,090
  Referral and split fees                                                 --            24,747
  Travel and entertainment                                             4,719             5,435
  Research expense                                                        --            11,022
  Communications                                                          --            10,876
  Interest expense                                                     9,011            10,681
  Other operating expenses                                                --           108,431
  Restructuring charges                                                   --           238,495
                                                                 -----------       -----------
    Total costs and expenses                                         202,821         1,840,141
                                                                 -----------       -----------

Loss before income taxes                                            (193,833)       (1,302,260)
Income tax provision                                                  (6,740)           (3,300)
                                                                 -----------       -----------
Net loss                                                           $(200,873)      $(1,306,660)
                                                                 ===========       ===========

  Net loss per share - basic and diluted                              $(0.13)           $(0.88)
                                                                 ===========       ===========

  Average shares outstanding - basic                               1,487,870         1,487,870

  Average shares outstanding - diluted                             1,487,870         1,487,870


COMPREHENSIVE LOSS NET OF TAX:
   Net loss                                                      $  (200,873)      $(1,305,550)
   Unrealized holding gain (loss) arising during the period      $(1,438,470)          197,400
                                                                 -----------       -----------
   Comprehensive loss                                            $(1,638,143)      $(1,108,160)
                                                                 ===========       ===========



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             IRONSTONE GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

ASSETS:
Current assets:
  Cash                                                                               $ 233,181
  Marketable securities available for sale, cost of $1,052,522                       1,030,875
  Prepaid expenses                                                                       2,941
                                                                                   -----------
    Total current assets                                                             1,266,997

Other assets                                                                             1,911
                                                                                   -----------
   Total assets                                                                    $ 1,268,908
                                                                                   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                                                 $     9,101
  Margin loan                                                                          166,378
  Deferred revenue                                                                     102,000
  Other current liabilities                                                              6,351
                                                                                   -----------
    Total current liabilities                                                          283,830
                                                                                   -----------


Shareholders' equity:
  Preferred stock, $0.01 par value, 5,000,000 shares authorized of which there are no issued and outstanding shares
  Common stock, $0.01 par value, 25,000,000 shares authorized of
    which 1,487,870 shares are issued and outstanding                                   14,879
  Additional paid-in capital                                                        21,170,385
  Accumulated deficit                                                             (20,178,539)
  Accumulated other comprehensive loss                                                (21,647)
                                                                                   -----------
    Total shareholders' equity                                                         985,078
                                                                                   -----------
    Total liabilities and shareholders' equity                                     $ 1,268,908
                                                                                   ===========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             IRONSTONE GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                               NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                            1999              1998
                                                                          ---------        ----------
OPERATING ACTIVITIES:
  Net loss                                                                $(200,673)      $(1,305,560)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
    Depreciation                                                                 --            36,192
    Amortization                                                                 --            87,563
    Net loss on disposition of intangibles, property and equipment               --            51,284

    Changes in assets and liabilities:
      Accounts receivable                                                    26,870           930,086
      Other current assets                                                       --            37,342
      Other assets                                                               --            (1,911)
      Accounts payable                                                      (13,643)          (77,426)
      Accrued compensation                                                       --          (104,920)
      Accrued restructuring charges                                              --            21,234
      Other current liabilities                                               8,200          (119,650)
                                                                          ---------        ----------
          Net cash used by operating activities                            (179,246)         (445,766)
                                                                          ---------        ----------

INVESTING ACTIVITIES:
    Purchase of marketable securities available for sale                   (166,345)               --
    Proceeds from sale of property and equipment                                 --            22,179
                                                                          ---------        ----------
        Net cash used by investing activities                              (166,345)           22,179
                                                                          ---------        ----------

FINANCING ACTIVITIES:
    Payments on capitalized lease obligations                                    --           (16,619)
    Payments on notes payable                                                    --          (150,000)
                                                                          ---------        ----------
        Net cash used by financing activities                                    --          (166,619)
                                                                          ---------        ----------

Net decrease in cash                                                       (345,591)         (590,206)
Cash at beginning of period                                                 578,772         1,151,616
                                                                          ---------        ----------
Cash at end of period                                                     $ 233,181        $  561,410
                                                                          =========        ==========


Non-cash operating, investing and financing activities:

   Write-downs expensed to accrued restructuring charges:
        Property and equipment                                            $      --        $   21,234


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                              IRONSTONE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)


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

The weighted average number of shares of common stock for the nine month periods ended September 30, 1999 and 1998 was 1,487,870. The weighted average dilutive common shares for the nine month periods ended September 30, 1999 and 1998 was 1,487,870. Common stock equivalents for the nine month periods ended September 30, 1999 and 1998 were not included in computing the weighted average dilutive shares because their effects were antidilutive.

                              IRONSTONE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)


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

For the three month periods ended September 30, 1999 and 1998, comprehensive loss consisted of the following:

                                                                      1999             1998
                                                                    ---------       ---------
      Net loss                                                       $(45,713)      $(254,437)
      Other comprehensive income (loss):
        Unrealized gain (loss) on
        marketable securities
        available for sale                                          (852,975)       (427,700)
                                                                    ---------       ---------
      Comprehensive loss                                            $(898,688)      $(682,137)
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

                              IRONSTONE GROUP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results Of Operations
Comparison of 1999 to 1998

Revenues for the three and nine month periods ended September 30, 1999 decreased $56,862 and $528,993 or 93.96% and 98.35% respectively, as compared to the same periods in 1998. These declines are primarily due to a decrease in billings as a result of the closing of the Company's Arizona, Northern California and Southern California operations relating to its property tax consulting business as of September 30, 1998.

Costs and expenses for the nine month period ended September 30, 1999 decreased $267,986 or 85.09%, and $1,637,320 or 88.98% for the nine month period ended September 30, 1999, as compared to the same periods in 1998 due to the closure of the property tax consulting business discussed above.

Liquidity And Capital Resources

Net cash used by operating activities for the three and nine month periods ended September 30, 1999 was $37,425 and $179,246 respectively. Cash decreased for the three and nine month periods ended September 30, 1999 by $37,425 and $345,591 primarily due to the purchase of 78,000 shares of Flexi International Software, Inc. The Company's working capital decreased by $898,688 and $1,639,143 during the three and nine month periods ended September 30, 1999, respectively. The reduction in working capital is primarily due to the unrealized loss of marketable securities held for sale totaling $852,975 and $1,438,470 during the three and nine periods ended September 30, 1999, respectively. Management believes that its current level of cash will be adequate to meet its operating needs during 1999 and beyond.

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


                                              IRONSTONE GROUP, INC.
                                              A Delaware corporation

Date: November 13, 1999                       By:  /s/  Robert W. Rembowski
                                                   ------------------------
                                                   Robert W. Rembowski
                                                   Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                   TITLE                                       DATE
---------                                   -----                                       -----
/s/ Robert W. Rembowski             Chief Executive Officer,                    November 13, 1999
-----------------------             Secretary and Treasurer
Robert W. Rembowski                 (Principal Executive Officer and
                                    Principal Financial Officer)

