Form 10KSB40
period 1999-12-31
IRONSTONE GROUP INC
filed 2000-04-14
CIK 723269

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)


   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-12346

                              IRONSTONE GROUP, INC.
                (Name of Registrant as specified in its charter)

               DELAWARE                                    2829956
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

Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No[ ]

The Registrant's revenues for the fiscal year ended December 31, 1999 were $10,394.

The approximate aggregate market value of voting stock held by non-affiliates of the Registrant was $320,989 as of March 10, 2000 based on the closing bid price on March 10, 2000. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

As of March 10, 2000, 1,487,870 shares of Common Stock, $0.01 par value, were outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        ----
PART I:

Item 1. Business ......................................................................   3
Item 2. Properties ....................................................................   6
Item 3. Legal Proceedings .............................................................   6
Item 4. Submission of Matters to a Vote of Security Holders ...........................   6

PART II:

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters .........   7
Item 6. Management's Discussion and Analysis of Financial Condition and Results of
        Operations ....................................................................   7
Item 7. Financial Statements and Supplementary Data ...................................   8
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial
        Disclosure ....................................................................   8

PART III:

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
        With Section 16(a) of the Exchange Act ........................................   9
Item 10. Executive Compensation .......................................................   9
Item 11. Security Ownership of Certain Beneficial Owners and Management ...............  11
Item 12. Certain Relationships and Related Transactions ...............................  11


PART IV:

Item 13. Exhibits and Reports on Form 8-K .............................................  12

SIGNATURES ............................................................................  13

                                     PART 1

ITEM 1. BUSINESS

BACKGROUND

Ironstone Group, Inc, ("Ironstone") a Delaware corporation, was incorporated in 1972. Since 1986, a majority of Ironstone's outstanding shares has been owned by Hambrecht & Quist Group, a San Francisco-based investment banking and venture capital firm, and its affiliates (collectively "H&Q"). H&Q presently owns over 70% of Ironstone's outstanding voting shares.


BANKRUPTCY

In January 1991, Ironstone filed a voluntary petition for protection under Title 11 of the U.S. Code in the United States Bankruptcy Court for the Northern District of California (the "Bankruptcy Court"). Ironstone's First Amended Plan of Reorganization, as modified (the "Plan"), was confirmed by the Bankruptcy Court on May 24, 1993, and the effective date pursuant to the terms of the Plan was July 15, 1993. On May 13, 1996, the Bankruptcy Court issued an order at Ironstone's request which (i) confirmed that Ironstone's Plan had been fully administered and (ii) closed Ironstone's Chapter 11 case.


ACQUISITION OF BELT PERRY ASSOCIATES, INC.

In October 1993, Ironstone purchased from Belt Perry Associates, Inc., an Arizona corporation ("BPA"), 80% of BPA's outstanding shares for consideration consisting of (i) a $2,500,000 cash payment (all of which was used by BPA to redeem certain of its outstanding shares from existing shareholders) and (ii) a guaranty by Ironstone of certain obligations of BPA in a maximum aggregate amount of $3,500,000 payable to the redeemed BPA shareholders. Simultaneously, Ironstone purchased from an existing shareholder 16% of the outstanding shares of Belt Perry Associates, Inc., a California corporation ("BPC"), of which BPA is an 80% shareholder, for a cash payment of $50,000 and contingent incentive payments if certain BPC profit targets and other goals are achieved.

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

BPA downloaded certain counties' property tax valuations into its computer system. An appraiser then used the computer system to obtain the county assessor's valuation for each parcel owned by BPA's clients and determined whether or not such valuations appeared reasonable based on the appraiser's initial valuation of the property. If the appraiser concluded that the assessor's valuation was too high, a property tax appeal was filed with the assessor stating the appraiser's position regarding the appropriate valuation and the basis for such valuation (i.e., income approach, market approach, etc.). The assessor may have accepted or denied an appeal. If an appeal was denied, BPA had the option of filing an appeal with the County Board of Equalization (the "Equalization Board"), which heard arguments from BPA and the assessor and subsequently determined the appropriate valuation. If the decision rendered by the Equalization Board was unsatisfactory to BPA, BPA had the option of filing an appeal with the State Board of Tax Appeals and, finally, with the Superior Court.

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

PROPRIETARY SYSTEM

BPA had developed a proprietary system, consisting of a database and software system, that generated a substantial portion of the BPA appraisal report and consequently, significantly reduced the amount of administrative time BPA personnel devoted to each property tax appeal. The system held tens of thousands of market and equity comparable property records, including the property tax rolls for certain counties of Arizona. The software performed a number of different functions, including analysis of pertinent details of county property tax rolls to obtain valuations on selected properties and comparable properties, preparation of market and equity comparable for selected properties, preparation of the income analysis section of the appraisal report, and generation of a substantial portion of the appraisal report utilizing a standardized format. The database was updated on a regular basis with property sales information obtained from third party sources and with additional information on comparable properties selected from the county tax rolls.

BUSINESS STRATEGY

Currently, the Company is reviewing options to invest in new business opportunities. The company has over $1,000,000 in marketable securities and significant tax loss carryforwards at its disposal.

The Company's strategy was to provide property tax and tax-related services with the primary focus on providing real and personal property tax consulting services. The Company's acquisition of Belt Perry allowed the Company to provide real and personal property tax consulting services primarily in the western United States. Consistent with its strategy to seek out opportunities to expand its core services, the Company purchased certain assets of the personal property tax consulting division of Property Tax Consultants, Inc., a California corporation doing business as Tax Management Group, Inc. during 1997.

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

EMPLOYEES

As of March 30, 2000, the Company had one part-time employee. This employee is not subject to a collective bargaining agreement.

ITEM 2. PROPERTIES

The Company's principal executive offices are located at 550 15th Street, Floor 2, San Francisco, California and its telephone number is (415) 551-8603. BPA leases approximately 9,900 and 800 square feet of office space in Phoenix, Arizona and San Rafael, California, respectively. Such leases expire in June 2000 and March 2000, respectively. The Company subleases the majority of its office space in Phoenix, Arizona, as well as its San Rafael office space. The Company believes that its current space is adequate for its operations.


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

There were no matters submitted to a vote of stockholders during 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company`s Common Stock is not eligible for publication of quotations on any securities market and the Company is not aware of any recent material trading activity in shares of its Common Stock. As of March 1, 2000, there were approximately 1,005 holders of record of the Company's Common Stock. The Company has not paid cash dividends on its Common Stock since its inception and does not intend to pay cash dividends on its Common Stock in the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Year ended December 31, 1999 Revenues for 1999 were $10,394, a decrease of $542,629 or 98.1% as compared to 1998. The decrease was primarily due to management's decision to close the Company's Arizona, Northern California, and Southern California operations and cease the Company's operations relating to its property tax consulting business as of September 30, 1998.

Costs and expenses for 1999 totaled $248,751, a decrease of $1,832,817 or 88.1% as compared to 1998. This decrease was primarily due to management's decision to close the Company's Arizona, Northern California, and Southern California operations and cease the Company's operations relating to its property tax consulting business as of September 30, 1998.

Salaries and wages decreased $456,496 or 84.0% due to the effects of closing locations and discontinuing its property tax business as of September 30, 1998.

Bad debts expense decreased $559,241 or 100% due to the 1998 write off in full of previously considered collectible accounts at the discontinuance of its property tax consulting business as of September 30, 1998.

Rent expense decreased $153,015 or 76.6% due to the Company's consolidating office space and renegotiating the leases related to the Phoenix, Arizona and San Diego and San Rafael, California offices.

Legal and other professional fees decreased $135,421 or 60.9% due to discontinuing its property tax consulting business as of September 30, 1998.

Other operating expenses decreased $123,204 or 93.7% due to discontinuing its property tax consulting business as of September 30, 1998.

Restructuring charges decreased $218,262 or 100% due to discontinuing its property tax consulting business as of September 30, 1998.

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

Costs and expenses for 1998 decreased $958,347 or 31.5% as compared to 1997. This decrease was primarily due to reductions in salaries and wages and rent expense as facilities and operations closed.

Salaries and wages decreased $1,238,909 or 69.5% primarily due to the effects of closing locations and discontinuing its property tax consulting business as of September 30, 1998.

RESULTS OF OPERATIONS, Year ended December 31, 1998, (Continued) Bad debts expense increased $480,249 or 608% as a result of the Company's restructuring and wind down, collection and settlement efforts to resolve delinquent accounts accelerates, and many accounts previously considered collectible have been written off in full.

Rent expense decreased $108,761 or 35.2% primarily due to the Company's consolidating office space and renegotiating the leases related to the Phoenix, Arizona and San Diego and San Rafael, California offices.


LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities for the year ended December 31, 1999 was $225,294. Due to a reduction in marketable securities, working capital at December 31, 1999 was $958,049, a decrease of $1,664,261 or 63.4% from 1998.

Net cash used for the purchase of marketable securities available for sale for the year ended December 31, 1999 was $166,345.

Cash decreased by $379,505 from $578,772 at the end of 1998 to $199,267 at the end of 1999. Management believes that its current level of cash and marketable securities will be adequate to meet its operating needs through 2000.

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVES OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS

NAME                               AGE                  DIRECTOR SINCE
----                               ---                  --------------
Edmund H. Shea, Jr.                 69                       1993


Edmund H. Shea, Jr. has served as director of the Company since October 1993. He is a co-founder of J. F. Shea Co., Inc., a diversified construction, land development and venture capital investment company, and has served as its Executive Vice President and a director since 1954. He is also a director of ADAC Laboratories, Inc., Hambrecht & Quist Group and several privately held companies. He holds a B.S. degree from M.I.T.

EXECUTIVE OFFICERS

The following table sets forth the names, ages and positions of the Company's executive officers as of March 30, 2000. A summary of the background and experience of each of these individuals is set forth after the table.

NAME                                        AGE           POSITION
----                                        ---           --------
Robert W. Rembowski                         53            Chief Executive Officer,
                                                          Chief Financial Officer
                                                          and Secretary

Mr. Rembowski has served as Chief Executive Officer, Chief Financial Officer and as Secretary since October 1998. Robert Rembowski has served as Executive Vice President and CFO of Belvedere Winery and the Hambrecht Vineyards since 1994. He is a director for Belvedere Winery and Carneros Creek Winery. In 1998 he was the CFO of WR Hambrecht & Co., LLC, an on-line investment bank. He holds a B.S. degree from San Jose State University.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

Each non-employee director of the Company is entitled to receive a fee for each meeting attended in person (plus $500 for each committee meeting attended by committee members on a day other than a Board meeting date). The members of the Board of Directors are also eligible for reimbursement for the their expenses incurred in connection with attendance at Board meetings in accordance with Company policy.

Outside directors also receive stock option grants under the Company's 1993 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). Only non-employee directors of the Company or an affiliate of such directors (as defined in the Internal Revenue Code of 1986, as amended from time to time, hereinafter the "Code") are eligible to receive options under the Directors' Plan. Options granted under the Directors' Plan are not intended to qualify as incentive stock options under the code.

The Directors' Plan provides for the automatic grant of options to purchase share of Common Stock to non-employee directors. In October 1993, Mr. Shea received an option to purchase 1,600 shares of Common Stock at an exercise price of $3.00 per share. In addition, upon compliance by the Company with certain securities law requirements in May 1995, Mr. Shea received, pursuant to the terms of the Directors' Plan, an option to purchase 375 shares of Common Stock at an exercise price of $4.00 per share and an additional option to purchase 1,600 shares of Common Stock at an exercise price of $4.00 per share. All options under the Directors' Plan have been or will be granted at fair market value on the date of grant. The Directors' Plan also provides that any future non-employee director who is elected or appointed to the Board for the first time shall, upon the date of his initial election or appointment, automatically be granted an option to purchase 1,600 shares of Common Stock. In addition, the Directors' Plan provides that on the first business day of each calendar year, each person who is then serving as a non-employee director of the Board shall be granted an option to purchase up to 1,600 shares of Common Stock, the exact number being based pro rata on the portion of the preceding year that the non-employee director served as such. Consequently, on January 2, 1997, and again on January 2, 1998, Mr. Shea received an option to purchase 1,600 shares of Common Stock at an exercise price of $0.50 and $1.31 per share, respectively. In addition, on April 1, 1997 and again on January 2, 1998, Mr. Hambrecht received an option to purchase 1,600 shares and 1,200 shares of Common Stock, respectively, at an exercise price of $0.50 and $1.31 per share, respectively. Options under the Directors' Plan have a ten-year term; however, each option will terminate prior to the expiration date if the optionee's service as a non-employee director, or, subsequently, as an employee, of the Company terminates. The exercise price of each option under the Directors' Plan must be equal to the fair market value of the Common Stock on the date of grant. All options issued pursuant to the Directors' Plan vest at a rate of 1/36 per month for 36 months following the date of the grant of the option, or in the event the grant was delayed pending compliance by the Company with certain securities law requirements, the date from which the grant was delayed.

COMPENSATION OF EXECUTIVE OFFICERS


                             SUMMARY OF COMPENSATION

The following table shows for the fiscal year ended December 31, 1999, compensation awarded or paid to, or earned by, the Company's Chief Executive Officer. The Company's Chief Executive Officer has served in this capacity since October 1, 1998 and no other executive officers earned more than $100,000 during the fiscal year ended December 31, 1999.

 NAME AND PRINCIPAL                                                                        OTHER ANNUAL
     POSITION                         YEAR              SALARY($)           BONUS          COMPENSATION($)
 ------------------                   ----              ---------           -----          ---------------
Robert W. Rembowski                   1999               $73,333               --                  --
   Chief Executive                    1998                  --                 --                  --
   Officer and Secretary

                        STOCK OPTION GRANTS AND EXERCISES

The 1994 Equity Incentive Plan (the "Plan") provides for the grant of (i) both incentive and nonstatutory stock options and (ii) rights to purchase restricted stock, together "Stock Awards", to the Company's directors, officers and employees. Directors who are not salaried employees of or consultants to the Company or to any affiliate of the Company are not eligible to participate in the Plan. As of March 10, 2000, options to purchase a total of 11,175 shares were outstanding under the Plan, no shares had been purchased pursuant to the Plan and 228,825 shares remained available for future issuance thereunder.

The Plan is administered by the Board of Directors of the Company. The Board has the power to construe and interpret the Plan and, subject to the provisions of the Plan, to determine the number of persons to whom and the dates on which Stock Awards will be granted, the number of shares that may be exercised, the type or types of such Stock Awards to be granted, the exercise price of such Stock Award when appropriate and other terms of the Stock Award.

The maximum term of options under the Plan is typically ten years; however, in the event that an optionee's service to the Company terminates, that optionee's options will expire 90 days after the optionee's service to the Company terminates. Option grants under the Plan typically vest over a five-year period at the rate of 1/10 on the date six months after the date of grant and 1/60 per month thereafter. The exercise price of nonstatutory options may not be less than 85% of the fair market value of the Common Stock subject to the option on the date of grant; the exercise price of incentive options may not be less than 100% of the fair market value of the Common Stock subject to the option on the date of the grant.

No options or rights to purchase restricted stock were granted to the Company's executive officers during the fiscal year ended December 31, 1999.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of the Company's Common Stock as of March 10, 2000 by: (i) each director and nominee for director; (ii) all officers and directors of the Company as a group; and (iii) all those known by the Company to be beneficial owners of more than five percent of its Common Stock.

                            BENEFICIAL OWNERSHIP(1)


                                                   NUMBER OF SHARES   PERCENT TOTAL
BENEFICIAL OWNER                                   OF COMMON STOCK         (2)
                                                   ---------------    -------------
Venture Capital Entities affiliated with
   Hambrecht & Quist Group(3) ...............         1,078,092                73
       One Bush Street
       San Francisco, CA 94104 ..............

William R. Hambrecht(4) .....................             2,552                 *
       550 15th Street
       San Francisco, CA 94103 ..............

Edmund H. Shea, Jr.(5) ......................             8,010                 *

All executive officers and directors
   as a group (2 persons) ...................         1,088,654                73

--------------
*    Less than 1%

(1) This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G, if any, filed with the Securities and Exchange Commission (the "SEC"). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2) Applicable percentages are based on 1,487,870 shares outstanding on March 10, 2000 adjusted as required by rules promulgated by the SEC.

(3) Represents shares beneficially owned by Hambrecht & Quist Group (4,596 shares) and associated entities, including the following entities: H & Q Ventures IV (131,989 shares), Hambrecht & Quist California (242,904 shares), Hambrecht & Quist Incorporated (3,656 shares), Hambrecht & Quist Venture Partners (128,875 shares), The Hambrecht 1980 Revocable Trust (346,754 shares), Hamquist (2,551 shares) and Venture Associates (BVI) Limited (230,965 shares).

(4) Represents 2,552 shares subject to outstanding options that were exercisable on March 20, 2000 or will become exercisable within 60 days thereafter. Mr. Hambrecht was affiliated with entities described in Note
     (3) above and thereby subject to aggregation requirements. Mr. Hambrecht may have been deemed to share voting and investment power over those shares held by Hambrecht & Quist Group and associated entities listed in note (3). Mr. Hambrecht disclaims beneficial ownership as to all shares held by Hambrecht & Quist Group and associated entities, except to the extent of his pecuniary interest therein.

(5) Represents 8,010 shares subject to outstanding options that were exercisable on March 20, 2000 or will become exercisable 60 days thereafter.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

EXHIBIT
NUMBER                      DESCRIPTION
------                      -----------
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


                                       IRONSTONE GROUP, INC.
                                       A DELAWARE CORPORATION

Date:   April 14, 2000                 By: /s/  Robert W. Rembowski
                                           ------------------------
                                           Robert W. Rembowski
                                           Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                           TITLE                               DATE
---------                           -----                               ----
/s/ Robert W. Rembowski          Chief Executive Officer,           April 14, 2000
-----------------------          Chief Financial Officer and
Robert W. Rembowski              Secretary
                                 (Principal Executive Officer and
                                 Principal Financial Officer)

/s/ Edmund H. Shea, Jr.          Director                           April 14, 2000
-----------------------
Edmund H. Shea, Jr.

                              IRONSTONE GROUP, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                PAGE
                                                                                                ----
Independent auditors' report........................................................             F-2

Consolidated balance sheet at December 31, 1999.....................................             F-3

Consolidated statements of operations and comprehensive loss for the years ended
December 31, 1999 and 1998..........................................................             F-4

Consolidated statements of shareholders' equity for the years ended
December 31, 1999 and 1998..........................................................             F-5

Consolidated statements of cash flows for the years ended
December 31, 1999 and 1998..........................................................             F-6

Notes to consolidated financial statements..........................................         F-7 to F-13

INDEPENDENT AUDITORS' REPORT


Shareholders and Board of Directors
Ironstone Group, Inc.
San Diego, California

We have audited the accompanying consolidated balance sheet of Ironstone Group, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Ironstone Group, Inc. and subsidiaries at December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, during 1998 the Company withdrew from property tax operations.





San Diego, California
March 23, 2000

                              IRONSTONE GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999


ASSETS:
Current assets:
  Cash                                                                                        $    199,267
  Marketable securities available for sale, at fair value                                        1,042,380
  Prepaid expenses                                                                                   2,941
                                                                                              ------------
    Total current assets                                                                         1,244,588

   Total assets                                                                               $  1,244,588
                                                                                              ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                                                            $      8,687
  Margin loan                                                                                        1,024
  Margin loan payable to shareholder                                                               168,477
  Deferred Revenue                                                                                 102,000
  Other current liabilities                                                                          6,351
                                                                                              ------------
    Total current liabilities                                                                      286,539
                                                                                              ------------

Shareholders' equity:
  Preferred stock, $0.01 par value, 5,000,000 shares authorized of which there are no issued and outstanding shares
  Common stock, $0.01 par value, 25,000,000 shares authorized of                                        --
    which 1,487,870 shares are issued and outstanding                                               14,879
  Additional paid-in capital                                                                    21,170,385
  Accumulated deficit                                                                          (20,217,073)
  Accumulated other comprehensive loss                                                             (10,142)
                                                                                              ------------
    Total shareholders' equity                                                                     958,049
                                                                                              ------------
    Total liabilities and shareholders' equity                                                $  1,244,588
                                                                                              ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              IRONSTONE GROUP, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                    1999                1998
                                                                 -----------         -----------
Revenues:
  Interest and other income                                      $    10,394              40,335
  Consulting fees                                                         --             512,688
                                                                 -----------         -----------
    Total revenues                                                    10,394             553,023
                                                                 -----------         -----------

Costs and expenses:
  Salaries and wages, payroll taxes and benefits                      86,999             543,495
  Legal and Other Professional fees                                   86,839             222,260
  Rent expense                                                        46,800             199,815
  Interest expense                                                    12,133              13,548
  Other operating expenses                                             8,276             131,480
  Travel and entertainment                                             4,751               5,919
  Office expense                                                       2,953              14,296
  Advertising and promotion                                               --               2,272
  Amortization                                                            --              87,563
  Bad debt expense                                                        --             559,241
  Communications                                                          --              11,456
  Depreciation                                                            --              36,192
  Referral and split fees                                                 --              24,747
  Research expense                                                        --              11,022
  Restructuring charges                                                   --             218,262
                                                                 -----------         -----------
    Total costs and expenses                                         248,751           2,081,568
                                                                 -----------         -----------

Loss before income taxes                                            (238,357)         (1,528,545)
Income tax provision                                                    (850)             (3,300)
                                                                 -----------         -----------
Net loss                                                         $  (239,207)        $(1,531,845)
                                                                 ===========         ===========

COMPREHENSIVE LOSS, NET OF TAX:
   Net loss                                                      $  (239,207)        $(1,531,845)
   Unrealized holding gain (loss) arising during the year         (1,426,965)          1,052,800
                                                                 -----------         -----------

   Comprehensive loss                                            $(1,666,172)        $  (479,045)
                                                                 ===========         ===========

Earnings per share:
Basic:
   Net loss per share                                            $     (0.16)        $     (1.03)
                                                                 ===========         ===========
   Weighted average shares                                         1,487,870           1,487,870
                                                                 ===========         ===========

Diluted:
   Net loss per share                                            $     (0.16)        $     (1.03)
                                                                 ===========         ===========
   Weighted average shares and assumed conversions                 1,487,870           1,487,870
                                                                 ===========         ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              IRONSTONE GROUP, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                                           ACCUMULATED
                                                           Additional                         Other
                                Common Stock                Paid In       Accumulated     Comprehensive
                           Shares           Amount          Capital         Deficit           Income           Total
                        ------------     ------------     ------------    ------------     ------------     ------------
Balances,
   January 1, 1998         1,487,870     $     14,879     $ 21,170,385    $(18,446,021)    $    364,023     $  3,103,266

Other Comprehensive
   income                                                                                     1,052,800        1,052,800
Net loss                                                                    (1,531,845)                       (1,531,845)

Balances,
                        ------------     ------------     ------------    ------------     ------------     ------------
   December 31, 1998       1,487,870           14,879       21,170,385     (19,977,866)       1,416,823        2,624,221

 Other Comprehensive
    loss                                                                                     (1,426,965)      (1,426,965)
 Net loss                                                                     (239,207)                         (239,207)

 Balances,
                        ------------     ------------     ------------    ------------     ------------     ------------
   December 31, 1999       1,487,870     $     14,879     $ 21,170,385    $(20,217,073)    $    (10,142)    $    958,049
                        ============     ============     ============    ============     ============     ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              IRONSTONE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                         1999            1998
                                                                      -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                            $  (239,207)    $(1,531,845)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation                                                               --          36,192
    Amortization                                                               --          87,563
    Net loss on disposition of intangibles, property and equipment             --          73,553

    Changes in assets and liabilities:
      Accounts receivable                                                  26,870       1,153,289
      Other current assets                                                     --          46,778
      Other assets                                                          1,911          (1,911)
      Accounts payable                                                    (14,057)        (61,790)
      Accrued compensation                                                     --        (104,920)
      Other current liabilities                                              (811)       (128,731)
                                                                      -----------     -----------
          Net cash used in operating activities                          (225,294)       (431,822)
                                                                      -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of marketable securities available for sale                 (166,345)             --
    Proceeds from sale of property and equipment                               --          25,200
                                                                      -----------     -----------
        Net cash provided by (used in) investing activities              (166,345)         25,200
                                                                      -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Margin loan, net                                                     (156,343)         12,026
    Margin loan from Shareholder                                          168,477           -----
    Payments on capitalized lease obligations                                  --         (28,248)
    Payments on notes payable                                                  --        (150,000)
                                                                      -----------     -----------
        Net cash provided by (used in) financing activities                12,134        (166,222)
                                                                      -----------     -----------

Net decrease in cash                                                     (379,505)       (572,844)
Cash at beginning of year                                                 578,772       1,151,616
                                                                      -----------     -----------
Cash at end of year                                                   $   199,267     $   578,772
                                                                      ===========     ===========

Supplemental disclosure of cash flow information:

Cash paid during the year for:
    Interest                                                          $        --     $     3,350
    Income taxes                                                      $        --     $        --

Supplemental disclosure of non-cash activities:

   Write-downs expensed to accrued restructuring charges:
        Property and equipment                                        $        --     $    21,234


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              IRONSTONE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Business Activities

Ironstone Group, Inc. (the "Company") consolidates the financial statements of its majority-owned subsidiaries AcadiEnergy, Inc., a Delaware corporation, Belt Perry Associates, Inc., an Arizona corporation ("BPA"), Belt Perry Associates, Inc., a California corporation ("BPC"), TaxNet, Inc., an Arizona corporation ("TaxNet") and DeMoss Corporation, a California corporation ("DeMoss"). All significant intercompany transactions have been eliminated in consolidation. The Company's significant business activities include reducing, for a fee, ad valorem taxes assessed to owners of real and personal property, generally in the Arizona and California markets. In January 1998, the Company's Board of Directors approved a plan for the Company to divest itself of the Belt Perry property and tax services group. During 1998 the Company closed its Arizona, Northern California, and Southern California operations and ceased operations relating to its property tax consulting business as of September 30, 1998, which represented substantially all the operations of the Company for 1998.

Restructuring

During 1998, the Company's Board of Directors decided to withdraw from the property tax consulting business and approved a restructuring plan, which was developed and implemented by management. The Company recorded one time restructuring charges in the amount of approximately $218,000. Restructuring charges included current cash requirements for severance cost. As of December 31, 1998, no restructuring accrual balance remained.

Marketable Securities

Marketable securities have been classified by management as available for sale in accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). In accordance with SFAS No. 115, marketable securities are recorded at fair value and any unrealized gains and losses are excluded from earnings and reported as a separate component of shareholders' equity until realized. The fair value of the Company's marketable securities at December 31, 1999 is based on quoted market prices.

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

Income Taxes

The Company and its majority-owned subsidiaries file a consolidated federal income tax return. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). In accordance with SFAS No. 109, deferred taxes are recorded using a liability approach (Note 5).

                              IRONSTONE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


Fair Value of Financial Instruments

Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS No. 107"), requires disclosure of estimated fair value information for financial instruments, whether or not recognized in the Consolidated Balance Sheet. Fair values are based upon estimates using present value or other valuation information techniques in cases where quoted market prices are not available. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The carrying values of cash, accounts payable, margin loan payable and shareholder note approximate their fair values due to the short-term nature of these items. The fair value of marketable securities is based on quoted market prices.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain 1998 amounts have been reclassified to conform to the 1999 presentation.

2. MARKETABLE SECURITIES

All marketable securities are classified as available for sale. The amortized cost and fair value of marketable securities at December 31, 1999 are as follows:


                                      AMORTIZED      UNREALIZED        FAIR
                                        COST         GAIN(LOSS)        VALUE
                                    -----------     -----------     -----------
Corporate Equity Securities:
Interlinq Software Corporation      $   886,177     $   100,823     $   987,000
Flexinternational Software, Inc.         66,345        (110,965)         55,380
                                    -----------     -----------     -----------

                                    $ 1,052,522     $   (10,142)    $ 1,042,380
                                    ===========     ===========     ===========


3. MARGIN LOAN

The Company has entered into a margin loan agreement ("Margin Loan") with WR Hambrecht and Co., LLC, a major shareholder of the Company, pledging all marketable securities as collateral for the Margin Loan. The Margin Loan bears interest at WR Hambrecht and Co., LLC's margin loan rate, which for the period from January 1, 1998 through December 31, 1999 ranged between 8.751% and 7.25% per annum (8.751% at December 31, 1999). At December 31, 1999, the Company owed $1,024 on the Margin Loan. In addition the Company had a margin loan payable to a major shareholder of $168,477. This liability was satisfied on January 12, 2000.

                              IRONSTONE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


4. INCOME TAXES

SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future consequences of events that have been recognized in the financial statements or tax returns. Deferred income taxes reflect the net tax effects of (i) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (ii) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's deferred income taxes at December 31, 1999 are as follows:


Deferred tax assets:
 Operating loss carryforwards    $ 22,568,159
 Deferred tax liabilities             -------


Total deferred income taxes        22,568,159
Less valuation allowance          (22,568,159)

Deferred income taxes - net      $    -------
                                 ============


The Company's income tax provision of $850 (1999) and $3,300 (1998) relates to annual franchise and minimum taxes charged by the states in which the Company is incorporated or does business. The primary difference between the income tax provisions for the years ended December 31, 1999 and 1998 and the income tax benefit (provision) which would be computed based upon the statutory income tax rate and the net income (loss) is due to not recording the potential benefit of the net operating loss carryforwards. As of December 31, 1999, the Company has net operating loss carryforwards for tax purposes of approximately $65,683,321. These carryforwards will expire in the years 2000 to 2019.

The Tax Reform Act of 1986 significantly limited the amount of net operating loss carryforwards that are available to offset future taxable income when an ownership change occurs. The amount of the net operating loss carryforward that may be available for use in future years may be limited.

In the opinion of management, based on limitations on the use of net operating loss carryforwards, the realization of such carryforwards is not likely, and accordingly, a valuation reserve has been recorded to offset such amount in its entirety.

The differences between the Federal statutory tax rate and the Company's effective rate as a percentage of income before income taxes for the years ended December 31, 1999 and 1998 are as follows:

                                                 1999      1998
                                                ------    ------
Federal statutory tax rate                      (34.0)%   (34.0)%
Effect of net operating loss carryforward and    34.0 %    34.0 %
valuation allowance
State income tax, net of Federal benefit          0.4 %     0.2 %
                                                ------    ------


Effective income tax rate                         0.4 %     0.2 %
                                                ======    ======

                              IRONSTONE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


5. COMMITMENTS AND CONTINGENCIES

Lease Commitments

BPA and BPC have entered into leases for office space and certain equipment under agreements that have been classified as operating leases for financial reporting purposes. In connection with the office space leases, BPA and BPC are responsible for certain monthly operating and maintenance expenses. The majority portion of one of BPA's facilities has been subleased. Rent expense under all operating leases, net of sublease income of $77,278 and $106,923 for the years ended December 31, 1999 and 1998, respectively, was $46,800 and $199,815 for the years ended December 31, 1999 and 1998, respectively.

Scheduled minimum lease payments under non-cancelable operating leases for the year ended December 31st are as follows:

                                                      Lease      Sublease     Net Lease
                                                   Obligations   Revenues    Obligations
                                                   -----------   --------    -----------
           2000                                      $ 28,296    ($28,296)    $      0
                                                     --------    --------     --------

           Total minimum operating lease payments    $ 28,296    ($28,296)    $      0
                                                     ========    ========     ========

In addition, the Company has obligations on equipment leases which have been sold to related parties. The related parties are required to make payments of $2,220 in 2000, for which the Company is legally liable in case of non-payment. No further obligation remains subsequent to 2000 as the lease terminates in April 2000.

Deferred Revenue

During 1992, a judgment was rendered in Tax Court (the "1992 Judgment") in a court case in which BPA had appealed a 1990 property tax valuation on behalf of a client. The 1992 Judgment resulted in a significant property tax savings for the client on which BPA's contingency fee was approximately $82,000. The taxing authority subsequently filed an appeal to the Court of Appeals. The Court of Appeals upheld the original 1992 Judgment and rejected a motion to reconsider. The taxing authority then filed an appeal to the Arizona Supreme Court. The Arizona Supreme Court reversed both the Court of Appeals' and the Tax Court's decisions and judgments. The case is now back before the Tax Court and will be heard along with other pending appeals for the 1991 through 1994 tax years filed by BPA on behalf of the client. At December 31, 1999, the case remains unresolved. During 1993, the County Treasurer made a payment to BPA on behalf of BPA's client related to the 1992 Judgment of which $102,000 represents BPA's contingent fee plus interest. Such amount is included in Deferred Revenue pending the completion of the appeal process.

As a result of the 1992 Judgment, the Company's management and legal counsel has estimated total contingency fees of approximately $435,000 for the 1990 through 1994 tax years related to the same client. Such amount has not been accrued as of December 31, 1999 pending the completion of the appeal process.

Litigation

The Company is involved in various lawsuits arising out of the ordinary conduct of its business. While the ultimate results of these lawsuits cannot be predicted with certainty, management does not expect that these matters will have a material adverse effect on the consolidated balance sheet of the Company.

6. DEFINED CONTRIBUTION PLAN

The Company has adopted a defined contribution plan under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). Under the 401(k) Plan, employees may contribute a maximum of 15% of their annual wages subject to certain restrictions. Company contributions are discretionary and, if made, are equal to a percentage of the employee's eligible contributions. All employees are eligible to participate in the 401(k) Plan. Company contributions were $0 and $8,920 for the years ended December 31, 1999 and 1998, respectively.

                              IRONSTONE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


7. SHAREHOLDER'S EQUITY

Preferred Stock The Company is authorized to issue up to five million shares of preferred stock without further shareholder approval; the rights, preferences and privileges of which would be determined at the time of issuance. No shares have ever been issued.

Stock Option Plans The Company has adopted a 1989 Equity Incentive Plan, a 1993 Non-Employee Directors' Stock Option Plan and a 1994 Equity Incentive Plan (collectively, the "Plans"). In March 1994, the 1989 Equity Incentive Plan was amended to reduce the number of shares reserved thereunder and the Board of Directors determined that no further grants would be made under this plan. As of December 31, 1999 and 1998, 328,105 shares were available for grant under the Plans. The Plans provide for incentive stock options to be granted at times and prices determined by the Company's Board of Directors, to be granted at not less than 100% of the fair value of the Company's common stock on the date of grant. Options are generally subject to a three or four-year vesting schedule. Options issued under the Plans expire at the earlier of the end of the exercise period of no more than ten years from the date of grant or 90 days following the grantee's end of service to the Company.

A summary of stock option transactions during 1999 and 1998 is as follows:

                                                    1999                   1998
                                            --------------------    ---------------------
                                                        Weighted                 Weighted
                                                        Average                  Average
                                                        Exercise                 Exercise
                                             Shares       Price      Shares       Price
                                            --------    --------    --------     --------
Outstanding at January 1                      11,175    $   1.71      21,690     $   3.23
 Granted                                          --          --       2,800         1.13
 Exercised                                        --          --          --           --
 Expired                                          --          --     (13,315)       (4.00)
 Forfeited                                        --          --          --           --
                                            ________    ________    ________     ________
Outstanding at December 31                    11,175    $   1.71      11,175     $   1.71
                                            ========    ========    ========     ========

Options exercisable at                        10,007    $   1.79       7,979     $   2.05
year-end
Weighted average fair value per share of
options granted during the year             $     --                             $   0.56

The following table summarizes information about fixed price stock options outstanding at December 31, 1999:

                                 Options Outstanding                     Options Exercisable
                   -----------------------------------------------  ------------------------------
                     Number       Weighted Ave.       Weighted-        Number         Weighted
    Range of       Outstanding      Remaining          Average      Outstanding at     Average
 Exercise Prices    12/31/99     Contractual Life   Exercise Price    12/31/99      Exercise Price
 ---------------   -----------   ----------------   --------------  --------------  --------------
           $0.50       3,200        7.1 years           $0.50           3,015            $0.50
     1.06 - 1.13       4,400        7.3                  1.10           3,417             1.10
            3.00       1,600        3.8                  3.00           1,600             3.00
            4.00       1,975        5.0                  4.00           1,975             4.00
                       -----        ---                  ----           -----             ----
   $0.50 - $4.00      11,175        6.3                 $1.71          10,007            $1.79
                      ======        ===                 =====          ======            =====

                              IRONSTONE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation for the Company's three stock option plans been determined based on the fair value at the grant date for awards in 1998 and 1997 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                       1999                                                         1998
                  -------------------------------------------------        -------------------------------------------------
                                               Per Share                                                 Per Share
                       Net           ------------------------------           Net             ------------------------------
                      Loss              Basic             Diluted             Loss               Basic             Diluted
                  -----------        -----------        -----------        -----------        -----------        -----------
As Reported       $  (239,207)       $     (0.16)       $     (0.16)       $(1,531,845)       $     (1.03)       $     (1.03)
                  ===========        ===========        ===========        ===========        ===========        ===========

Pro Forma         $  (240,303)       $     (0.16)       $     (0.16)       $(1,541,659)       $     (1.04)       $     (1.04)
                  ===========        ===========        ===========        ===========        ===========        ===========

In 1999 no options were granted to employees. In 1998 the fair value of options granted is estimated as approximately $0.56 per share on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the grants; dividend yield of 0%; expected volatility of 69%; risk free interest rate of 6.00%; and expected lives of 3 years.


8. RELATED PARTY TRANSACTIONS

The Company had the following related party transactions:

Interest expense related to notes payable to former minority shareholders of BPA was $1,829 for the year ended December 31, 1998.

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


9. EARNINGS PER SHARE - BASIC AND DILUTED

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS No. 128"), which provides simplified standards for the computation and presentation of earnings of "Basic" and "Diluted" earnings per share ("EPS").

Basic EPS excludes dilution from common stock equivalents and is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares actually outstanding during the period. Diluted EPS reflects the potential dilution from common stock equivalents, except where inclusion of such common stock equivalents would have an anti-dilutive effect, using only the average stock price during the period in the computation.

                              IRONSTONE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                Income                              Per Share
                                                (Loss)             Shares            Amount
                                              -----------        -----------       -----------
For the year ended December 31, 1999:
BASIC EPS
Income available to common stockholders       $  (239,207)         1,487,870       $     (0.16)

EFFECT OF DILUTIVE SECURITIES
None
                                              -----------        -----------       -----------

DILUTED EPS
Income available to common stockholders
   plus assumed conversions                   $  (239,207)         1,487,870       $     (0.16)
                                              ===========        ===========       ===========

For the year ended December 31, 1998:
BASIC EPS
Income available to common stockholders       $(1,531,845)         1,487,870       $     (1.03)

EFFECT OF DILUTIVE SECURITIES
None
                                              -----------        -----------       -----------

DILUTED EPS
Income available to common stockholders
   plus assumed conversions                   $(1,531,845)         1,487,870       $     (1.03)
                                              ===========        ===========       ===========

Options to purchase 11,175 shares of the Company's common stock were outstanding during 1999 and 1998, but were not included in the computation of diluted EPS as the Company incurred a net loss from operations.


10. SUBSEQUENT EVENT

A favorable determination to terminate the 401(k) plan was received in February 2000.

















                                       ***
                                      F-13