Form 10QSB
period 2000-03-31
IRONSTONE GROUP INC
filed 2000-05-15
CIK 723269

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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
Yes [X]  No [ ]

As of March 31, 2000, 1,487,870 shares of Common Stock, $0.01 par value, were outstanding.

Transitional Small Business Disclosure Format:    Yes [  ]    No [X]






TOTAL NUMBER OF PAGES:    9     INDEX TO EXHIBITS AT PAGE: N/A
                       --------

                              IRONSTONE GROUP, INC.

                                      INDEX

                                                                                                         PAGE
                                                                                                         ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Condensed consolidated statements of operations and comprehensive gain (loss)
          for the three months ended March 31, 2000 and 1999 ......................................        3

         Condensed consolidated balance sheet at March 31, 2000 ...................................        4

         Condensed consolidated statements of cash flows for the three months ended
          March 31, 2000 and 1999 .................................................................        5

         Notes to condensed consolidated financial statements .....................................        6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ....        8

SIGNATURES ........................................................................................        9

                              IRONSTONE GROUP, INC.
  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE GAIN (LOSS)
                                   (UNAUDITED)



                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                  2000               1999
                                                               -----------       -----------
Revenues:
  Interest and other income                                    $       250             3,001
                                                               -----------       -----------
    Total revenues                                                     250             3,001
                                                               -----------       -----------

Costs and expenses:
  Salaries and wages, payroll taxes and benefits                    21,548            22,032
  Legal and Other Professional fees                                 22,459            44,161
  Rent expense                                                       2,558            22,858
  Office expense                                                     1,157             1,124
  Interest expense                                                     282             2,870
  Travel and entertainment                                               -             3,630
                                                               -----------       -----------
    Total costs and expenses                                        48,004            96,675
                                                               -----------       -----------

Loss before income taxes                                           (47,754)          (93,674)
Income tax provision                                                     -                 -
                                                               -----------       -----------
Net loss                                                       $   (47,754)      $   (93,674)
                                                               ===========       ===========


COMPREHENSIVE GAIN (LOSS), NET OF TAX:
   Net loss                                                    $   (47,754)      $   (93,674)
   Unrealized holding gain (loss) arising during the year          467,387          (362,987)
                                                               -----------       -----------

   Comprehensive gain (loss)                                   $   419,633       $  (456,661)
                                                               ===========       ===========

Earnings per share:
Basic:
   Net loss per share                                          $     (0.03)      $     (0.06)
                                                               ===========       ===========
   Weighted average shares                                       1,487,870         1,487,870
                                                               ===========       ===========

Diluted:
   Net loss per share                                          $     (0.03)      $     (0.06)
                                                               ===========       ===========
   Weighted average shares and assumed conversions               1,487,870         1,487,870
                                                               ===========       ===========



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                              IRONSTONE GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2000
                                   (UNAUDITED)

ASSETS:
Current assets:
  Cash                                                                              $     27,681
  Marketable securities available for sale, at fair value                              1,509,767
  Prepaid expenses                                                                         2,941
                                                                                    ------------
    Total current assets                                                               1,540,389

   Total assets                                                                     $  1,540,389
                                                                                    ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                                                  $     20,936
  Margin loan                                                                             33,263
  Deferred Revenue                                                                       102,000
  Other current liabilities                                                                6,508
                                                                                    ------------
    Total current liabilities                                                            162,707
                                                                                    ------------

Shareholders' equity:
  Preferred stock, $0.01 par value, 5,000,000 shares authorized of which there are no issued and outstanding shares
  Common stock, $0.01 par value, 25,000,000 shares authorized of                               -
    which 1,487,870 shares are issued and outstanding                                     14,879
  Additional paid-in capital                                                          21,170,385
  Accumulated deficit                                                                (20,264,826)
  Accumulated other comprehensive gain                                                   457,244
                                                                                    ------------
    Total shareholders' equity                                                         1,377,682
                                                                                    ------------
    Total liabilities and shareholders' equity                                         1,540,389
                                                                                    ============



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                              IRONSTONE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,

                                                                           2000            1999
                                                                        ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                              $ (47,754)      $ (93,674)
  Adjustments to reconcile net loss to net cash
    used in operating activities:

    Changes in assets and liabilities:
      Accounts receivable                                                      --          16,107
      Other current assets                                                     --          (8,292)
      Accounts payable                                                     12,249           1,410
      Margin loan payable                                                (168,320)             --
      Other current liabilities                                            32,239           2,870
                                                                        ---------       ---------
          Net cash used in operating activities                          (171,586)        (81,579)
                                                                        ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of marketable securities available for sale                       --        (166,345)
                                                                        ---------       ---------
        Net cash used in investing activities                                  --        (166,345)
                                                                        ---------       ---------

Net decrease in cash                                                     (171,586)       (247,924)
Cash at beginning of period                                               199,267         578,772
                                                                        ---------       ---------
Cash at end of period                                                   $  27,681       $ 330,848
                                                                        =========       =========



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                              IRONSTONE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Business Activities

Ironstone Group, Inc. (the "Company") significant business activities included reducing, for a fee, ad valorem taxes assessed to owners of real and personal property, generally in the Arizona and California markets. In January 1998, the Company's Board of Directors approved a plan for the Company to divest itself of the Belt Perry property and tax services group. During 1998 the Company closed its Arizona, Northern California, and Southern California operations and ceased operations relating to its property tax consulting business as of September 30, 1998, which represented substantially all the operations of the Company for 1998. The Company is actively seeking appropriate business combination opportunities. In the alternative, the Company is looking for an investment opportunity for some or all of its remaining liquid assets.

Marketable Securities

Marketable securities have been classified by management as available for sale in accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). In accordance with SFAS No. 115, marketable securities are recorded at fair value and any unrealized gains and losses are excluded from earnings and reported as a separate component of shareholders' equity until realized. The fair value of the Company's marketable securities at March 31, 2000 is based on quoted market prices.

Adjustments

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's most recent Annual Report and Form 10-KSB for the year ended December 31, 1999.

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

Reclassifications

Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

                              IRONSTONE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999


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


                                                                 Income                            Per Share
                                                                  (Loss)           Shares           Amount
                                                                  ------           ------           ------
For the three months ended March 31, 2000:
BASIC EPS
Income available to common stockholders                          ($  47,754)         1,487,870          ($0.03)

EFFECT OF DILUTIVE SECURITIES
None
                                                             ---------------- ----------------- ----------------

DILUTED EPS
Income available to common stockholders
   plus assumed conversions                                      ($  47,754)         1,487,870          ($0.03)
                                                             ================ ================= ================

For the three months ended March 31, 1999:
BASIC EPS
Income available to common stockholders                          ($  93,674)         1,487,870          ($0.06)

EFFECT OF DILUTIVE SECURITIES
None
                                                             ---------------- ----------------- ----------------

DILUTED EPS
Income available to common stockholders
   plus assumed conversions                                      ($  93,674)         1,487,870          ($0.06)
                                                             ================ ================= ================


Options to purchase 11,175 shares of the Company's common stock were outstanding during 2000 and 1999, but were not included in the computation of diluted EPS as the Company incurred a net loss from operations.

3. MARGIN LOAN

The Company has entered into a margin loan agreement ("Margin Loan") with WR Hambrecht and Co., LLC, a major shareholder of the Company, pledging all marketable securities as collateral for the Margin Loan. The Margin Loan bears interest at WR Hambrecht and Co., LLC's margin loan rate, which for the period from January 1, 1999 through March 31, 2000 ranged between 9.531% and 7.25% per annum (9.531% at March 31, 2000). At March 31, 2000, the Company owed $33,263 on the Margin Loan.

                              IRONSTONE GROUP, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results Of Operations
Comparison of 2000 to 1999

Revenues for the three month period ended March 31, 2000 decreased $2,751 or 91.7%, as compared to the same period in 1999. This decline in interest income is primarily due to a decrease in cash balances due to the payment of the margin loan.

Costs and expenses for the three month period ended March 31, 2000 decreased $48,671 or 50.3% as compared to the same period in 1999. Legal and professional fees declined $21,702 or 49.1% due to lower audit costs, and rent expenses declined $29,300 or 88.8% due to the termination of existing leases.

Liquidity And Capital Resources

Net cash used by operating activities for the three month period ended March 31, 2000 was $171,586. Cash decreased for the three month period ended March 31, 2000 by $171,586 primarily due to the $168,320 payment of the margin loan. The Company's working capital increased by $419,633 during the three month period ended March 31, 2000. The increase in working capital is primarily due to the unrealized gain of marketable securities held for sale totaling $467,387 during the three month period ended March 31, 2000. Management believes that its current level of cash and marketable securities will be adequate to meet its operating needs during 2000 and beyond.

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


                                            IRONSTONE GROUP, INC.
                                            A DELAWARE CORPORATION

Date:   May 15, 2000                        By:  /s/  Robert W. Rembowski
                                               ---------------------------------
                                               Robert W. Rembowski
                                               Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                   TITLE                               DATE
---------                   -----                               ----
/s/ Robert W. Rembowski     Chief Executive Officer,                   May 15, 2000
-----------------------     Chief Financial Officer and
Robert W. Rembowski         Secretary
                            (Principal Executive Officer and
                            Principal Financial Officer)



/s/ Edmund H. Shea, Jr.     Director                                   May 15, 2000
----------------------
Edmund H. Shea, Jr.



                                       ***
                                       9