Form 10QSB
period 2000-06-30
IRONSTONE GROUP INC
filed 2000-08-14
CIK 723269

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

    (Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

As of June 30, 2000, 1,487,870 shares of Common Stock, $0.01 par value, were outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]
















TOTAL NUMBER OF PAGES:   10   INDEX TO EXHIBITS AT PAGE: N/A

                              IRONSTONE GROUP, INC.

                                      INDEX


                                                                                                             PAGE
                                                                                                             ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

      Condensed consolidated statements of operations and comprehensive loss
      for the three and six months ended June 30, 2000 and 1999 ....................................           3

      Condensed consolidated balance sheet at June 30, 2000 ........................................           5

      Condensed consolidated statements of cash flows for the six months ended
      June 30, 2000 and 1999 .......................................................................           6

      Notes to condensed consolidated financial statements .........................................           7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations .....           9

SIGNATURES .........................................................................................          10

                              IRONSTONE GROUP, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)



                                                                   THREE MONTHS ENDED
                                                                         JUNE 30,
                                                               2000                  1999
                                                            -----------           -----------
Revenues:
  Interest and other income                                 $         9           $     2,230
                                                            -----------           -----------
    Total revenues                                                    9                 2,230
                                                            -----------           -----------

Costs and expenses:
  Salaries and wages, payroll taxes and benefits                 18,688                20,030
  Legal and other professional fees                              14,720                13,244
  Rent expense                                                    1,733                20,773
  Office expense                                                    938                 1,158
  Interest expense                                                1,098                 2,954
  Travel and entertainment                                           --                 1,017
                                                            -----------           -----------
    Total costs and expenses                                     37,177                59,176
                                                            -----------           -----------

Loss before income taxes                                        (37,168)              (56,946)
Income tax provision                                               (800)               (4,340)
                                                            -----------           -----------
Net loss                                                    $   (37,968)          $   (61,286)
                                                            ===========           ===========


COMPREHENSIVE LOSS, NET OF TAX:
   Net loss                                                 $   (37,968)          $   (61,286)
   Unrealized holding loss arising during the period           (885,883)             (222,507)
                                                            -----------           -----------

   Comprehensive loss                                       $  (923,851)          $  (283,793)
                                                            ===========           ===========



Earnings per share:
Basic:
   Net loss per share                                       $     (0.03)          $     (0.04)
                                                            ===========           ===========
   Weighted average shares                                    1,487,870             1,487,870
                                                            ===========           ===========

Diluted:
   Net loss per share                                       $     (0.03)          $     (0.04)
                                                            ===========           ===========
   Weighted average shares and assumed conversions            1,487,870             1,487,870
                                                            ===========           ===========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                              IRONSTONE GROUP, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)




                                                                     Six Months Ended
                                                                         June 30,
                                                               2000                   1999
                                                            -----------           -----------
Revenues:
  Interest and other income                                 $       259           $     5,231
                                                            -----------           -----------
    Total revenues                                                  259                 5,231
                                                            -----------           -----------

Costs and expenses:
  Salaries and wages, payroll taxes and benefits                 40,236                42,062
  Legal and Other Professional fees                              37,179                57,405
  Rent expense                                                    4,291                43,631
  Office expense                                                  2,095                 2,282
  Interest expense                                                1,380                 5,824
  Travel and entertainment                                           --                 4,647
                                                            -----------           -----------
    Total costs and expenses                                     85,181               155,851
                                                            -----------           -----------

Loss before income taxes                                        (84,922)             (150,620)
Income tax provision                                               (800)               (4,340)
                                                            -----------           -----------
Net loss                                                    $   (85,722)          $  (154,960)
                                                            ===========           ===========

COMPREHENSIVE LOSS, NET OF TAX:
   Net loss                                                 $   (85,722)          $  (154,960)
   Unrealized holding loss arising during the period           (418,496)             (585,495)
                                                            -----------           -----------

   Comprehensive loss                                       $  (504,218)          $  (740,455)
                                                            ===========           ===========


Earnings per share:
Basic:
   Net loss per share                                       $     (0.06)          $     (0.10)
                                                            ===========           ===========
   Weighted average shares                                    1,487,870             1,487,870
                                                            ===========           ===========

Diluted:
   Net loss per share                                       $     (0.06)          $     (0.10)
                                                            ===========           ===========
   Weighted average shares and assumed conversions            1,487,870             1,487,870
                                                            ===========           ===========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                              IRONSTONE GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  June 30, 2000
                                   (UNAUDITED)




ASSETS:
Current assets:
  Cash                                                                      $        826
  Marketable securities available for sale, at fair value                        623,883
  Prepaid expenses                                                                 2,941
                                                                            ------------
    Total current assets                                                         627,650
                                                                            ------------
    Total assets                                                            $    627,650
                                                                            ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                                          $      9,059
  Loan payable                                                                    55,420
  Deferred Revenue                                                               102,000
  Other current liabilities                                                        7,340
                                                                            ------------
    Total current liabilities                                                    173,819
                                                                            ------------


Shareholders' equity:
  Preferred stock, $0.01 par value, 5,000,000 shares authorized of which there are no issued and outstanding shares
  Common stock, $0.01 par value, 25,000,000 shares authorized of                      --
    which 1,487,870 shares are issued and outstanding                             14,879
  Additional paid-in capital                                                  21,170,385
  Accumulated deficit                                                        (20,302,794)
  Accumulated other comprehensive loss                                          (428,639)
                                                                            ------------
    Total shareholders' equity                                                   453,831
                                                                            ------------
    Total liabilities and shareholders' equity                              $    627,650
                                                                            ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                              IRONSTONE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                  SIX MONTHS ENDED
                                                                       JUNE 30,
                                                                2000             1999
                                                              ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $ (85,722)      $(154,960)
  Adjustments to reconcile net loss to net cash
    used in operating activities:

    Changes in assets and liabilities:
      Accounts receivable                                            --          21,637
      Other current assets                                           --            (261)
      Accounts payable                                              372         (14,060)
      Margin loan payable                                      (168,477)             --
      Loan Payable                                               55,420              --
      Other current liabilities                                     (34)          5,824
                                                              ---------       ---------
          Net cash used in operating activities                (198,441)       (141,820)
                                                              ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of marketable securities available for sale             --        (166,345)
                                                              ---------       ---------
        Net cash used in investing activities                        --        (166,345)
                                                              ---------       ---------

Net decrease in cash                                           (198,441)       (308,165)
Cash at beginning of period                                     199,267         578,772
                                                              ---------       ---------
Cash at end of period                                         $     826       $ 270,607
                                                              =========       =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                              IRONSTONE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities

Ironstone Group, Inc. (the "Company") significant business activities included reducing, for a fee, ad valorem taxes assessed to owners of real and personal property, generally in the Arizona and California markets. In January 1998, the Company's Board of Directors approved a plan for the Company to divest itself of the Belt Perry property and tax services group. As of December 31, 1998 the Company ceased operations relating to its property tax consulting business.
The Company is actively seeking appropriate business combination opportunities. In the alternative, the Company is looking for an investment opportunity for some or all of its remaining liquid assets.


Marketable Securities

Marketable securities have been classified by management as available for sale in accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). In accordance with SFAS No. 115, marketable securities are recorded at fair value and any unrealized gains and losses are excluded from earnings and reported as a separate component of shareholders' equity until realized. The fair value of the Company's marketable securities at June 30, 2000 is based on quoted market prices.


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


Revenue Recognition Policy
--------------------------

Interest revenue is recorded based on accrual accounting.


Reclassifications

Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

                              IRONSTONE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999


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


                                                Income                        Per Share
                                                (Loss)          Shares          Amount
                                               ---------       ---------      ---------
For the six months ended June 30, 2000:
BASIC EPS
Income available to common stockholders        ($ 85,722)      1,487,870      ($   0.06)

EFFECT OF DILUTIVE SECURITIES
None
                                               ---------       ---------      ---------

DILUTED EPS
Income available to common stockholders
   plus assumed conversions                    ($ 85,722)      1,487,870      ($   0.06)
                                               =========       =========      =========

For the six months ended June 30, 1999:
BASIC EPS
Income available to common stockholders        ($154,960)      1,487,870      ($   0.10)

EFFECT OF DILUTIVE SECURITIES
None
                                               ---------       ---------      ---------

DILUTED EPS
Income available to common stockholders
   plus assumed conversions                    ($154,960)      1,487,870      ($   0.10)
                                               =========       =========      =========


Options to purchase 11,175 shares of the Company's common stock were outstanding during 2000 and 1999, but were not included in the computation of diluted EPS as the Company incurred a net loss from operations.


3. LOAN PAYABLE

The Company has entered into an unsecured loan agreement with William R. Hambrecht, a major shareholder of the Company. The Loan bears interest at 9.75% per annum. At June 30, 2000, the Company owed $55,420 on the Loan.

                              IRONSTONE GROUP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results Of Operations
Comparison of 2000 to 1999

Revenues for the three and six month periods ended June 30, 2000 decreased $2,221 and $4,972 or 99.60% and 95.05% respectively, as compared to the same periods in 1999. These declines are due to the closing of the Company's Arizona, Northern California and Southern California operations relating to its property tax consulting business as of September 30, 1998.

Costs and expenses for the three month period ended June 30, 2000 decreased $21,999 or 37.18% and $70,670 or 45.34% for the six month period ended June 30, 2000 as compared to the same periods in 1999. Rent expenses declined $19,040 or 91.66% and $39,340 or 90.17% for the three and six month periods ended June 30, 2000 due to the termination of existing leases.


Liquidity And Capital Resources

Net cash used by operating activities for the three and six month periods ended June 30, 2000 was $198,441 and $141,820 respectively.
Cash decreased for the three and six month periods ended June 30, 2000 by $26,855 and $198,441 primarily due to the payoff of the margin loan totaling $168,477. The Company's working capital decreased by $923,851 and $504,218 during the three and six month periods ended June 30, 2000, respectively. The reduction in working capital is primarily due to the unrealized loss of marketable securities held for sale totaling $885,883 and $418,496 during the three and six month periods ended June 30, 2000, respectively. Management believes its current level of marketable securities will be adequate to meet its operating needs during 2000.

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

                                       IRONSTONE GROUP, INC.
                                       A DELAWARE CORPORATION

Date:  August 14, 2000                 By:  /s/ Robert W. Rembowski
                                          ------------------------
                                          Robert W. Rembowski
                                          Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                                 TITLE                                             DATE
-----------------------          ------------------------                             ---------------
/s/ Robert W. Rembowski          Chief Executive Officer,                             August 14, 2000
-----------------------          Chief Financial Officer and
Robert W. Rembowski              Secretary
                                (Principal Executive Officer and
                                 Principal Financial Officer)


/s/ Edmund H. Shea, Jr.          Director                                             August 14, 2000
----------------------
Edmund H. Shea, Jr.


                                     * * *