Form 10QSB
period 2000-09-30
IRONSTONE GROUP INC
filed 2000-11-14
CIK 723269

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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

                   539 BRYANT STREET, SAN FRANCISCO, CA 94107
          (Address of principal executive offices, including zip code)

                                 (707) 537-9447
              (Registrant's telephone number, including area code)

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

As of September 30, 2000, 1,487,870 shares of Common Stock, $0.01 par value, were outstanding.

Transitional Small Business Disclosure Format: Yes [ ]  No [X]













TOTAL NUMBER OF PAGES: 10 INDEX TO EXHIBITS AT PAGE: N/A

                              IRONSTONE GROUP, INC.

                                      INDEX

                                                                                                                PAGE
                                                                                                                ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

        Condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2000 and 1999........................................  3

        Condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2000 and 1999..................................................  4

        Condensed consolidated balance sheet at September 30, 2000 .............................................  5

        Condensed consolidated statements of cash flows for the nine months ended
         September 30, 2000 and 1999............................................................................  6

        Notes to condensed consolidated financial statements....................................................  7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..................  9

SIGNATURES...................................................................................................... 10

                              IRONSTONE GROUP, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                       SEPTEMBER 30,

                                                                   2000            1999
                                                               -----------     -----------
Revenues:
  Interest and other income                                    $       110     $     1,875
  Consulting fees                                                        -           1,782
                                                               -----------     -----------
    Total revenues                                                     110           3,657
                                                               -----------     -----------

Costs and expenses:
  Salaries and wages, payroll taxes and benefits                    12,906          23,030
  Legal and other professional fees                                  3,340          18,902
  Rent expense                                                         520           1,445
  Office expense                                                       725             334
  Interest expense                                                   1,663           3,187
  Travel and entertainment                                               -              72
                                                               -----------     -----------
    Total costs and expenses                                        19,154          46,970
                                                               -----------     -----------

Loss before income taxes                                           (19,044)        (43,313)
Income tax provision                                                     -          (2,400)
                                                               -----------     -----------
Net loss                                                       $   (19,044)    $   (45,713)
                                                               ===========     ===========


COMPREHENSIVE INCOME (LOSS), NET OF TAX:
   Net loss                                                    $   (19,044)    $   (45,713)
   Unrealized holding gain (loss) arising during the period        253,357        (852,975)
                                                               -----------     -----------

   Comprehensive income (loss)                                 $   234,313     $  (898,688)
                                                               ===========     ===========



Earnings per share:
Basic:
   Net loss per share                                          $     (0.01)    $     (0.03)
                                                               ===========     ===========
   Weighted average shares                                       1,487,870       1,487,870
                                                               ===========     ===========

Diluted:
   Net loss per share                                          $     (0.01)    $     (0.03)
                                                               ===========     ===========
   Weighted average shares and assumed conversions               1,487,870       1,487,870
                                                               ===========     ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              IRONSTONE GROUP, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,

                                                            2000            1999
                                                        -----------     -----------
Revenues:
  Interest and other income                             $       369     $     7,106
  Consulting fees                                                 -           1,782
                                                        -----------     -----------
    Total revenues                                              369           8,888
                                                        -----------     -----------

Costs and expenses:
  Salaries and wages, payroll taxes and benefits             53,141          65,092
  Legal and Other Professional fees                          40,518          76,307
  Rent expense                                                4,811          45,077
  Office expense                                              2,820           2,615
  Interest expense                                            3,044           9,011
  Travel and entertainment                                        -           4,719
                                                        -----------     -----------
    Total costs and expenses                                104,334         202,821
                                                        -----------     -----------

Loss before income taxes                                   (103,965)       (193,933)
Income tax provision                                           (800)         (6,740)
                                                        -----------     -----------
Net loss                                                $  (104,765)    $  (200,673)
                                                        ===========     ===========


COMPREHENSIVE LOSS, NET OF TAX:
   Net loss                                             $  (104,765)    $  (200,673)
   Unrealized holding loss arising during the period       (165,139)     (1,438,470)
                                                        -----------     -----------

   Comprehensive loss                                   $  (269,904)    $(1,639,143)
                                                        ===========     ===========



Earnings per share:
Basic:
   Net loss per share                                   $     (0.07)    $     (0.13)
                                                        ===========     ===========
   Weighted average shares                                1,487,870       1,487,870
                                                        ===========     ===========
Diluted:
   Net loss per share                                   $     (0.07)    $     (0.13)
                                                        ===========     ===========
   Weighted average shares and assumed conversions        1,487,870       1,487,870
                                                        ===========     ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              IRONSTONE GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

ASSETS:
Current assets:
  Cash                                                                $      3,756
  Marketable securities available for sale, at fair value                  877,240
  Prepaid expenses                                                           2,941
                                                                      ------------
    Total current assets                                                   883,937

                                                                      ------------
   Total assets                                                       $    883,937
                                                                      ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                                    $     12,934
  Loan payable                                                              75,420
  Deferred Revenue                                                         102,000
  Other current liabilities                                                  5,440
                                                                      ------------
    Total current liabilities                                              195,794
                                                                      ------------


Shareholders' equity:
  Preferred stock, $0.01 par value, 5,000,000 shares authorized of
    are no issued and outstanding shares                                       --
  Common stock, $0.01 par value, 25,000,000 shares authorized of
    which 1,487,870 shares are issued and outstanding                       14,879
  Additional paid-in capital                                            21,170,385
  Accumulated deficit                                                  (20,321,839)
  Accumulated other comprehensive loss                                    (175,282)
                                                                      ------------
    Total shareholders' equity                                             688,143
                                                                      ------------
    Total liabilities and shareholders' equity                        $    883,937
                                                                      ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              IRONSTONE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                  SEPTEMBER 30,

                                                               2000          1999
                                                            ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $(104,765)    $(200,673)
  Adjustments to reconcile net loss to net cash
    used in operating activities:

    Changes in assets and liabilities:
      Accounts receivable                                           -        26,870
      Accounts payable                                          4,247       (13,643)
      Margin loan payable                                    (169,501)            -
      Loan Payable                                             75,420             -
      Other current liabilities                                  (912)        8,200
                                                            ---------     ---------
          Net cash used in operating activities              (195,511)     (179,246)
                                                            ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of marketable securities available for sale            -      (166,345)
                                                            ---------     ---------
        Net cash used in investing activities                       -      (166,345)
                                                            ---------     ---------

Net decrease in cash                                         (195,511)     (345,591)
Cash at beginning of period                                   199,267       578,772
                                                            ---------     ---------
Cash at end of period                                       $   3,756     $ 233,181
                                                            =========     =========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              IRONSTONE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

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

Marketable Securities

Marketable securities have been classified by management as available for sale in accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). In accordance with SFAS No. 115, marketable securities are recorded at fair value and any unrealized gains and losses are excluded from earnings and reported as a separate component of shareholders' equity until realized. The fair value of the Company's marketable securities at September 30, 2000 is based on quoted market prices.

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

                              IRONSTONE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

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

                                                  Income                    Per Share
                                                  (Loss)         Shares      Amount
                                                 ---------     ---------    --------
For the nine months ended September 30, 2000:
---------------------------------------------
BASIC EPS
Income available to common stockholders          ($104,765)    1,487,870    ($  0.07)

EFFECT OF DILUTIVE SECURITIES
None
                                                 ---------     ---------    --------
DILUTED EPS
Income available to common stockholders
   plus assumed conversions                      ($104,765)    1,487,870    ($  0.07)
                                                 =========     =========    ========
For the nine months ended September 30, 1999:
---------------------------------------------
BASIC EPS
Income available to common stockholders          ($200,673)    1,487,870    ($  0.13)

EFFECT OF DILUTIVE SECURITIES
None
                                                 ---------     ---------    --------
DILUTED EPS
Income available to common stockholders
   plus assumed conversions                      ($200,673)    1,487,870    ($  0.13)
                                                 =========     =========    ========


Options to purchase 11,175 shares of the Company's common stock were outstanding during 2000 and 1999, but were not included in the computation of diluted EPS as the Company incurred a net loss from operations.

3. LOAN PAYABLE

The Company has entered into an unsecured loan agreement with William R. Hambrecht, a major shareholder of the Company. The Loan bears interest at 9.75% per annum and is due upon demand. At September 30, 2000, the Company owed $75,420 on the Loan.

                              IRONSTONE GROUP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results Of Operations
Comparison of 2000 to 1999

Revenues for the three and nine month periods ended September 30, 2000 decreased $3,547 and $8,519 or 96.99% and 95.85% respectively, as compared to the same periods in 1999. These declines are due to the closing of the Company's Arizona, Northern California and Southern California operations relating to its property tax consulting business as of September 30, 1998.

Costs and expenses for the three month period ended September 30, 2000 decreased $27,816 or 59.22% and $98,487 or 48.56% for the nine month period ended September 30, 2000 as compared to the same periods in 1999. Rent expenses declined $925 or 64.01% and $40,266 or 89.33% for the three and nine month periods ended September 30, 2000 due to the termination of existing leases.

Liquidity And Capital Resources

Net cash generated by operating activities for the three month period ended September 30, 2000 was $2,930. Net cash used by operating activities for the nine month periods ended September 30, 2000 was $195,511. Cash increased by $2,930 for the three month period ended September 30, 2000. Cash decreased for the nine month period ended September 30, 2000 by $195,511 primarily due to the payoff of the margin loan totaling $169,501. The Company's working capital increased by $234,312 and decreased by $269,906 during the three and nine month periods ended September 30, 2000, respectively. The changes in working capital is primarily due to the unrealized gain of marketable securities in the three month period ended September 30, 2000 totaling $253,357. For the nine month period ended September 30, 2000 the company experienced an unrealized loss of marketable securities totaling $165,139. Management believes its current level of marketable securities will be adequate to meet its operating needs during 2000.

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



                                     IRONSTONE GROUP, INC.
                                     A DELAWARE CORPORATION

Date:   November 14,  2000                  By:  /s/  Robert W. Rembowski
                                                 ------------------------
                                            Robert W. Rembowski
                                            Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                            TITLE                               DATE
---------                            -----                               ----
/s/ Robert W. Rembowski              Chief Executive Officer,            November 14,  2000
-----------------------              Chief Financial Officer and
Robert W. Rembowski                  Secretary
                                     (Principal Executive Officer and
                                     Principal Financial Officer)


/s/ Edmund H. Shea, Jr.              Director                            November 14,  2000
-----------------------
Edmund H. Shea, Jr.