Form 10KSB40
period 2000-12-31
IRONSTONE GROUP INC
filed 2001-04-13
CIK 723269

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                  388 WINDFLOWER CT., WINDSOR, CALIFORNIA 95492
          (Address of principal executive offices, including zip code)

                                 (707) 837-9447
              (Registrant's telephone number, including area code)

         Securities registered under Section 12(b) of the Exchange Act:
                                      NONE

                           Securities registered under
                       Section 12(g) of the Exchange Act:
                          COMMON STOCK, $0.01 PAR VALUE

Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No[ ]

The Registrant's revenues for the fiscal year ended December 31, 2000 were $615.

The approximate aggregate market value of voting stock held by non-affiliates of the Registrant was $248,485 as of February 14, 2001 based on the closing bid price on February 14, 2001. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

As of February 14, 2001, 1,487,847 shares of Common Stock, $0.01 par value, were outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]   No [X]

                                TABLE OF CONTENTS


                                                                                                PAGE
                                                                                                ----
 PART I:

Item 1.    Business...........................................................................   3
Item 2.    Properties.........................................................................   6
Item 3.    Legal Proceedings..................................................................   6
Item 4.    Submission of Matters to a Vote of Security Holders................................   6

PART II:

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters..............   7
Item 6.    Management's Discussion and Analysis or Plan of Operations.........................   7
Item 7.    Financial Statements...............................................................   8
Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure.........................................................................   8

PART III:

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance With
           Section 16(a) of the Exchange Act..................................................   9
Item 10.   Executive Compensation.............................................................   9
Item 11.   Security Ownership of Certain Beneficial Owners and Management.....................  11
Item 12.   Certain Relationships and Related Transactions.....................................  11


PART IV:

Item 13.  Exhibits and Reports on Form 8-K....................................................  12

SIGNATURES....................................................................................  13

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


BUSINESS STRATEGY

Currently, the Company is reviewing options to invest in new business opportunities. The company has over $500,000 in marketable securities and significant tax loss carryforwards at its disposal.

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

In January 1998, the Company's Board of Directors approved a plan for the Company to divest itself of the Belt Perry property and tax services group and to actively pursue other business opportunities. The Company sold the property and tax services group in October 1998. In addition, the Company had taken steps to further reduce operating expenses by closing non-profitable locations. The Company's Arizona and Northern California operations ceased and the process to sublease the office spaces had commenced.

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


EMPLOYEES

As of March 30, 2001, the Company had one part-time employee. This employee is not subject to a collective bargaining agreement.

ITEM 2.  PROPERTIES

The Company's principal executive offices are located at 388 Windflower Ct., Windsor, California and its telephone number is (707) 837-9447. BPA leased approximately 9,900 and 800 square feet of office space in Phoenix, Arizona and San Rafael, California, respectively. Such leases expired in June 2000 and March 2000, respectively. The Company subleased the majority of its office space in Phoenix, Arizona, as well as its San Rafael office space.


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

There were no matters submitted to a vote of stockholders during 2000.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company`s Common Stock is not eligible for publication of quotations on any securities market and the Company is not aware of any recent material trading activity in shares of its Common Stock. As of February 14, 2001, there were approximately 1,000 holders of record of the Company's Common Stock. The Company has not paid cash dividends on its Common Stock since its inception and does not intend to pay cash dividends on its Common Stock in the foreseeable future.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

Year ended December 31, 2000

Revenues for 2000 were $102,615, an increase of $92,221 as compared to 1999. This increase was primarily due to the recognition of $102,000 of previously deferred revenue associated with a long pending Arizona tax case.

Costs and expenses for 2000 totaled $124,335, a decrease of $124,416 or 50.02% as compared to 1999. This decrease was primarily due to lower operating costs as lease terms expired and legal costs declined.

Legal expenses decreased $40,247 or 46.35% due to lower costs for operations and minimal costs related to SEC and tax filings.

Salaries and wages decreased $23,996 or 27.58% due to reduced operating requirements.

Rent expense decreased $42,569 or 90.96% as the remaining leases for operating space terminated.

Other operating expenses decreased $17,604 or 62.62% as business support expenses declined.

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


LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities for the year ended December 31, 2000 was $125,103. Due to a reduction in marketable securities, working capital at December 31, 2000 was $436,288, a decrease of $521,761 or 54.5% from 1999.

Cash decreased by $191,684 from $199,267 at the end of 1999 to $7,583 at the end of 2000. Management believes that its current level of cash and marketable securities will be adequate to meet its operating needs through 2001.

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 3, 2001, Deloitte & Touche LLP were dismissed as the Registrant's independent public accountants. There have been no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures. Also, the former accountant has issued no qualified or adverse opinion or disclaimer of opinion in the past two years.

On February 3, 2001, the Registrant engaged J. H. Cohn LLP to act as the Registrant's independent public accountants. The Board of Directors approved this change in the Registrant's certifying accountant on February 23, 2001.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVES OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS

NAME                         AGE                             DIRECTOR SINCE
----                         ---                             --------------

Edmund H. Shea, Jr.          70                                   1993


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

NAME                         AGE                POSITION
----                         ---                --------

Robert W. Rembowski          54                 Chief  Executive Officer, Chief
                                                Financial Officer and Secretary

Mr. Rembowski has served as Chief Executive Officer, Chief Financial Officer and as Secretary since October 1998. Robert Rembowski has served as Executive Vice President and CFO of Belvedere Winery and the Hambrecht Vineyards from 1994 to 2000. In 1998 he was the CFO of WR Hambrecht + Co., LLC, an on-line investment bank. In 2000 he joined Cierra Photonics, an optics component company, as Director of Finance. He holds a B.S. degree from San Jose State University.

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


COMPENSATION OF EXECUTIVE OFFICERS


                             SUMMARY OF COMPENSATION

The following table shows for the fiscal year ended December 31, 1999, compensation awarded or paid to, or earned by, the Company's Chief Executive Officer. The Company's Chief Executive Officer has served in this capacity since October 1, 1998 and no other executive officers earned more than $100,000 during the fiscal year ended December 31, 2000.


    NAME AND PRINCIPAL                                               OTHER ANNUAL
        POSITION                  YEAR      SALARY($)      BONUS    COMPENSATION($)

Robert W. Rembowski               2000       $62,000        --            --
  Chief Executive                 1999       $73,333        --            --
  Officer and Secretary


                        STOCK OPTION GRANTS AND EXERCISES

The 1994 Equity Incentive Plan (the "Plan") provides for the grant of (i) both incentive and nonstatutory stock options and (ii) rights to purchase restricted stock, together "Stock Awards", to the Company's directors, officers and employees. Directors who are not salaried employees of or consultants to the Company or to any affiliate of the Company are not eligible to participate in the Plan. As of March 16, 2001, options to purchase a total of 11,175 shares were outstanding under the Plan, no shares had been purchased pursuant to the Plan and 228,825 shares remained available for future issuance thereunder.

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

No options or rights to purchase restricted stock were granted to the Company's executive officers during the fiscal year ended December 31, 2000.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of the Company's Common Stock as of March 16, 2001 by: (i) each director and nominee for director; (ii) all officers and directors of the Company as a group; and (iii) all those known by the Company to be beneficial owners of more than five percent of its Common Stock.


                            BENEFICIAL OWNERSHIP(1)

                                                                                            NUMBER OF SHARES    PERCENT
BENEFICIAL OWNER                                                                            OF COMMON STOCK     TOTAL(2)
Venture Capital Entities affiliated with
   Hambrecht & Quist Group(3) .............................................................     1,090,271          73
       One Bush Street
       San Francisco, CA 94104

William R. Hambrecht(4) ...................................................................         2,800           *
       550 15th Street
       San Francisco, CA 94103

Edmund H. Shea, Jr.(5) ....................................................................         8,375           *

All executive officers and directors
   as a group (2 persons) .................................................................     1,100,833          73

--------------------
 *   Less than 1%

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

(2) Applicable percentages are based on 1,487,847 shares outstanding on March 16, 2001 adjusted as required by rules promulgated by the SEC.

(3) Represents shares beneficially owned by Hambrecht & Quist Group (4,596 shares) and associated entities, including the following entities: H & Q Ventures IV (131,989 shares), Hambrecht & Quist California (242,904 shares), Hambrecht & Quist Incorporated (3,656 shares), Hambrecht & Quist Venture Partners (128,875 shares), The Hambrecht 1980 Revocable Trust (344,735 shares), Hamquist (2,551 shares) and Venture Associates (BVI) Limited (230,965 shares).

(4) Represents 2,800 shares subject to outstanding options that were exercisable on March 16, 2001 or will become exercisable within 60 days thereafter. Mr. Hambrecht was affiliated with entities described in Note
     (3) above and thereby subject to aggregation requirements. Mr. Hambrecht may have been deemed to share voting and investment power over those shares held by Hambrecht & Quist Group and associated entities listed in note (3). Mr. Hambrecht disclaims beneficial ownership as to all shares held by Hambrecht & Quist Group and associated entities, except to the extent of his pecuniary interest therein.

(5) Represents 8,375 shares subject to outstanding options that were exercisable on March 16, 2001 or will become exercisable 60 days thereafter.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)       EXHIBITS


EXHIBIT
NUMBER                    DESCRIPTION
-------                   -----------

  21.1    Subsidiaries of Ironstone Group, Inc.


(b)        REPORTS ON FORM 8-K

Change in audit firm from Deloitte & Touche LLP to J. H. Cohn LLP.

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



                                        IRONSTONE GROUP, INC.
                                        A DELAWARE CORPORATION



Date:  April 13, 2001                   By: /s/  Robert W. Rembowski
                                            ------------------------------------
                                            Robert W. Rembowski
                                            Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                       TITLE                                  DATE
---------                       -----                                  ----
/s/ Robert W. Rembowski         Chief Executive Officer,               April 13, 2001
-------------------------       Chief Financial Officer and
Robert W. Rembowski             Secretary
                                (Principal Executive Officer and
                                Principal Financial Officer)


/s/ Edmund H. Shea, Jr.         Director                               April 13, 2001
-------------------------
Edmund H. Shea, Jr.

                     IRONSTONE GROUP, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                    PAGE
                                                                                                    ----
Independent auditors' reports...............................................................     F-2 to F-3

Consolidated balance sheet at December 31, 2000.............................................        F-4

Consolidated statements of operations and comprehensive loss for the years ended
December 31, 2000 and 1999..................................................................        F-5

Consolidated statements of shareholders' equity for the years ended

December 31, 2000 and 1999..................................................................        F-6

Consolidated statements of cash flows for the years ended

December 31, 2000 and 1999..................................................................        F-7

Notes to consolidated financial statements..................................................     F-8 to F-11

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Stockholders
Ironstone Group, Inc.


We have audited the accompanying consolidated balance sheet of IRONSTONE GROUP, INC. AND SUBSIDIARIES as of December 31, 2000, and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ironstone Group, Inc. and Subsidiaries at December 31, 2000, and their results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


                                        J. H. COHN LLP


San Diego, California
March 16, 2001

                         [DELOITTE & TOUCHE LETTERHEAD]



INDEPENDENT AUDITORS' REPORT

We have audited the consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows of Ironstone Group, Inc. and subsidiaries for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Ironstone Group, Inc. and subsidiaries for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.



/s/ Deloitte & Touche LLP

San Diego, California
March 23, 2000

                     IRONSTONE GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000



ASSETS:
Current assets:
  Cash                                                                  $      7,583
  Marketable securities available for sale, at fair value                    543,139
                                                                        ------------
   Total assets                                                         $    550,722
                                                                        ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                                      $      5,119
  Loan interest payable to shareholder                                         4,952
  Loan payable to shareholder                                                102,920
  Other liabilities                                                            1,443
                                                                        ------------
    Total liabilities                                                        114,434
                                                                        ------------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $0.01 par value, 5,000,000 shares authorized of
    which there are no issued and outstanding shares                              --
  Common stock, $0.01 par value, 25,000,000 shares authorized of
    which 1,487,847 shares are issued and outstanding                         14,878
  Additional paid-in capital                                              21,170,386
  Accumulated deficit                                                    (20,239,593)
  Accumulated other comprehensive loss                                      (509,383)
                                                                        ------------
    Total shareholders' equity                                               436,288
                                                                        ------------
    Total liabilities and shareholders' equity                          $    550,722
                                                                        ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     IRONSTONE GROUP, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999



                                                            2000              1999
                                                        -----------       -----------
Revenues:
  Consulting Fees                                       $   102,000       $        --
  Interest and other income                                     615            10,394
                                                        -----------       -----------
   Total Revenue                                            102,615            10,394
                                                        ===========       ===========

Costs and expenses:
  Salaries and wages, payroll taxes and benefits             63,003            86,999
  Legal and Other Professional fees                          46,592            86,839
  Rent expense                                                4,231            46,800
  Interest expense                                            5,343            12,133
  Other operating expenses                                    4,501             8,276
  Travel and entertainment                                       --             4,751
  Office expense                                                665             2,953
                                                        -----------       -----------
    Total costs and expenses                                124,335           248,751
                                                        -----------       -----------

Loss before income taxes                                    (21,720)         (238,357)
Income tax provision                                           (800)             (850)
                                                        -----------       -----------
Net loss                                                $   (22,520)      $  (239,207)
                                                        ===========       ===========

COMPREHENSIVE LOSS, NET OF TAX:
   Net loss                                             $   (22,520)      $  (239,207)
   Unrealized holding loss arising during the year         (499,241)       (1,426,965)
                                                        -----------       -----------

   Comprehensive loss                                   $  (521,761)      $(1,666,172)
                                                        ===========       ===========

Earnings per share:
Basic:
   Net loss per share                                   $     (0.02)      $     (0.16)
                                                        ===========       ===========
   Weighted average shares                                1,487,847         1,487,847
                                                        ===========       ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     IRONSTONE GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2000 AND 1999



                                                                                                 ACCUMULATED
                                                              ADDITIONAL                            OTHER
                                     COMMON STOCK              PAID IN         ACCUMULATED       COMPREHENSIVE
                                 SHARES         AMOUNT         CAPITAL           DEFICIT          INCOME(LOSS)         TOTAL
                               ---------      --------      ------------       ------------      -------------      -----------
Balances,
   January 1, 1999             1,487,847      $ 14,878      $ 21,170,386       $(19,977,866)      $ 1,416,823       $ 2,624,221

Other comprehensive
loss                                                                             (1,426,965)       (1,426,965)
Net loss                                                                                             (239,207)         (239,207)

                               ---------      --------      ------------       ------------       -----------       -----------
Balances,
   December 31, 1999           1,487,847        14,878        21,170,386        (20,217,073)          (10,142)          958,049

 Other comprehensive
 loss                                                                              (499,241)         (499,241)
 Net loss                                                                           (22,520)                            (22,520)

                               ---------      --------      ------------       ------------       -----------       -----------
 Balances,
   December 31, 2000           1,487,847      $ 14,878      $ 21,170,386       $(20,239,593)      $  (509,383)      $   436,288
                               =========      ========      ============       ============       ===========       ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     IRONSTONE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999



                                                                      2000            1999
                                                                   ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $ (22,520)      $(239,207)
  Adjustments to reconcile net loss to net cash
    used in operating activities:

    Changes in operating assets and liabilities:
      Accounts receivable                                                 --          26,870
      Other assets                                                     2,941           1,911
      Accounts payable                                                  (150)        (14,057)
      Accrued compensation                                            (3,418)             --
      Deferred revenue                                              (102,000)             --
      Other current liabilities                                           44            (811)
                                                                   ---------       ---------
          Net cash used in operating activities                     (125,103)       (225,294)
                                                                   ---------       ---------


CASH FLOWS FROM INVESTING ACTIVITIES - Purchase of marketable
securities available for sale                                             --        (166,345)
                                                                   ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Margin loan, net                                                  (1,024)       (156,343)
    Margin loan from shareholder                                     (65,557)        168,477
                                                                   ---------       ---------
        Net cash provided by (used in) financing activities          (66,581)         12,134
                                                                   ---------       ---------

Net decrease in cash                                                (191,684)       (379,505)
Cash at beginning of year                                            199,267         578,772
                                                                   ---------       ---------
Cash at end of year                                                $   7,583       $ 199,267
                                                                   =========       =========

Supplemental disclosure of cash flow information:

Cash paid during the year for:
    Interest                                                       $     112       $      --
    Income taxes                                                   $     800       $      --


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     IRONSTONE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


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


Marketable Securities

Marketable securities have been classified by management as available for sale in accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). In accordance with SFAS No. 115, marketable securities are recorded at fair value and any unrealized gains and losses are excluded from earnings and reported as a separate component of shareholders' equity until realized. The fair value of the Company's marketable securities at December 31, 2000 is based on quoted market prices.


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


Income Taxes

The Company and its wholly-owned subsidiaries file a consolidated federal income tax return. The Company accounts for income taxes pursuant to the asset and liability method which requires deferred tax assets and liabilities be computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount to expect to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

                     IRONSTONE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


Earnings (loss) per share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which provides simplified standards for the computation and presentation of earnings of "Basic" and "Diluted" earnings per share ("EPS").

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

2. MARKETABLE SECURITIES

All marketable securities are classified as available for sale. The cost and fair value of marketable securities at December 31, 2000 are as follows:

                                                                  UNREALIZED
                                                    COST             LOSS        FAIR VALUE
          Corporate Equity Securities:

          Interlinq Software Corporation        $   886,177       $(351,618)      $534,559
          Flexinternational Software, Inc.          166,345        (157,765)         8,580
                                                -----------       ---------       --------

                                                $ 1,052,522       $(509,383)      $543,139
                                                ===========       =========       ========


3. MARGIN LOAN

The Company had entered into a margin loan agreement ("Margin Loan") with WR Hambrecht and Co., LLC, a major shareholder of the Company, pledging all marketable securities as collateral for the Margin Loan. The Margin Loan bore interest at WR Hambrecht and Co., LLC's margin loan rate, which for the period from January 1, 1998 through December 31, 1999 ranged between 8.751% and 7.25% per annum (8.751% at December 31, 1999). At December 31, 1999, the Company owed $1,024 on the Margin Loan. In addition the Company had a margin loan payable to a major shareholder of $168,477. This liability was satisfied on January 12, 2000.

During 2000 the major stockholder of the Company loaned the Company $102,920. The unsecured loan bears interest at 10% per annum and is due on demand. During 2000, interest expense of $4,952 was accrued but remains unpaid at December 31, 2000.

                     IRONSTONE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


4. INCOME TAXES

SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future consequences of events that have been recognized in the financial statements or tax returns. Deferred income taxes reflect the net tax effects of (i) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (ii) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's deferred income taxes at December 31, 2000 are as follows:

          Deferred tax assets:
           Operating loss carryforwards                  $ 18,300,000
           Other Comprehensive loss                           200,000
                                                         ------------

          Total deferred income taxes                      18,500,000
          Less valuation allowance                        (18,500,000)
                                                         ------------

          Deferred income taxes - net                    $         --
                                                         ============

The Company's income tax provision of $800 and $850 for the years ended
December 31, 2000 and 1999, respectively, relates to annual franchise and minimum taxes charged by the states in which the Company is incorporated or does business. The primary difference between the income tax provisions for the years ended December 31, 2000 and 1999 and the income tax benefit (provision) which would be computed based upon the statutory income tax rate and the net income
(loss) is due to not recording the potential benefit of the net operating loss carryforwards. As of December 31, 2000, the Company has net operating loss carryforwards for tax purposes of approximately $45,800,000. These carryforwards will expire in the years 2001 to 2020.

The Tax Reform Act of 1986 significantly limited the amount of net operating loss carryforwards that are available to offset future taxable income when an ownership change occurs. The amount of the net operating loss carryforward that may be available for use in future years may be limited.

In the opinion of management, based on limitations on the use of net operating loss carryforwards, the realization of such carryforwards is not likely, and accordingly, a valuation allowance has been recorded to offset such amount in its entirety.


5. COMMITMENTS AND CONTINGENCIES

During 1992, a judgment was rendered in Tax Court (the "1992 Judgment") in a court case in which Belt Perry Associates ("BPA") had appealed a 1990 property tax valuation on behalf of a client. The 1992 Judgment resulted in a significant property tax savings for the client on which BPA's contingency fee was approximately $82,000. The taxing authority subsequently filed an appeal to the Court of Appeals. The Court of Appeals upheld the original 1992 Judgment and rejected a motion to reconsider. The taxing authority then filed an appeal to the Arizona Supreme Court. The Arizona Supreme Court reversed both the Court of Appeals' and the Tax Court's decisions and judgments. The case is now back before the Tax Court and will be heard along with other pending appeals for the 1991 through 1994 tax years filed by BPA on behalf of the client. At
December 31, 1999, the case remains unresolved. During 1993, the County Treasurer made a payment to BPA on behalf of BPA's client related to the 1992 Judgment of which $102,000 represents BPA's contingent fee plus interest. Such amount is included in deferred revenue pending the completion of the appeal process. During 2000, the Company was informed that, due to the anticipated costs involved in continuing the appeal process, the appeal process would not be pursued any further. As a result, the revenues previously deferred pending completion of the appeal process have been recognized in the accompanying Consolidated Statement of Operations.


6. DEFINED CONTRIBUTION PLAN

A favorable determination to terminate the 401(k) plan was received in February 2000.

                     IRONSTONE GROUP, INC.AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


7. SHAREHOLDERS' EQUITY

Preferred Stock The Company is authorized to issue up to five million shares of preferred stock without further shareholder approval; the rights, preferences and privileges of which would be determined at the time of issuance. No shares have ever been issued.

Stock Option Plans The Company has adopted a 1989 Equity Incentive Plan, a 1993 Non-Employee Directors' Stock Option Plan and a 1994 Equity Incentive Plan (collectively, the "Plans"). In March 1994, the 1989 Equity Incentive Plan was amended to reduce the number of shares reserved thereunder and the Board of Directors determined that no further grants would be made under this plan. As of December 31, 2000 and 1999, 328,105 shares were available for grant under the Plans. The Plans provide for incentive stock options to be granted at times and prices determined by the Company's Board of Directors, to be granted at not less than 100% of the fair value of the Company's common stock on the date of grant. Options are generally subject to a three or four-year vesting schedule. Options issued under the Plans expire at the earlier of the end of the exercise period of no more than ten years from the date of grant or 90 days following the grantee's end of service to the Company.

During 2000 and 1999, options to purchase 11,175 shares of common stock with a weighted average exercise price of $1.71 were outstanding. Of those options, 11,175 and 10,007 (weighted average exercise price of $1.79) were exercisable at December 31, 2000 and 1999, respectively. During 2000 and 1999, no options were granted, exercised, expired or were forfeited.

The following table summarizes information about fixed price stock options outstanding at December 31, 2000:

                       Options Outstanding and Exercisable


                                Number        Weighted Ave.        Weighted-
              Range of       Outstanding        Remaining           Average
          Exercise Prices      12/31/00     Contractual Life     Exercise Price
          ---------------    -----------    ----------------     --------------
                 $0.50          3,200           6.1 years            $0.50
           1.06 - 1.13          4,400           6.3                   1.10
                  3.00          1,600           2.8                   3.00
                  4.00          1,975           4.0                   4.00
                                -----

         $0.50 - $4.00         11,175           5.3                  $1.71
                               ======

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

                         2000                               1999
                         ----                               ----

                    Net       Per Share                Net        Per Share
                   Loss         Basic                 Loss          Basic
                 --------       ------              ---------       ------
As Reported      $(22,520)      $(0.02)             $(239,207)      $(0.16)
                 ========       ======              =========       ======

Pro Forma        $(23,174)      $(0.02)             $(240,303)      $(0.16)
                 ========       ======              =========       ======

In 2000 and 1999 no options were granted to employees. In 1998 the fair value of options granted is estimated as approximately $0.56 per share on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the grants; dividend yield of 0%; expected volatility of 69%; risk free interest rate of 6.00%; and expected lives of 3 years.