Form 10QSB
period 2001-03-31
IRONSTONE GROUP INC
filed 2001-05-14
CIK 723269

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

As of March 31, 2001, 1,487,847 shares of Common Stock, $0.01 par value, were outstanding.

Transitional Small Business Disclosure Format:    Yes [ ]    No [X]

                     IRONSTONE GROUP, INC. AND SUBSIDIARIES

                                      INDEX



                                                                                          PAGE
                                                                                          ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

      Condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2001 and 2000...............................  3

      Condensed consolidated balance sheet at March 31, 2001 ............................  4

      Condensed consolidated statements of cash flows for the three months ended
        March 31, 2001 and 2000..........................................................  5

      Notes to condensed consolidated financial statements...............................  6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...........................................................  8

SIGNATURES...............................................................................  9

                     IRONSTONE GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                              THREE MONTHS ENDED
                                                                   MARCH 31,

                                                            2001              2000
                                                        -----------       -----------
Revenues: Interest and other income                     $        --       $       250
                                                        -----------       -----------

Costs and expenses:
  Salaries and wages, payroll taxes and benefits             10,312            21,548
  Legal and other professional fees                          10,400            22,459
  Rent expense                                                  780             2,558
  Office expense                                                 45             1,157
  Interest expense                                            2,573               282
                                                        -----------       -----------
    Total costs and expenses                                 24,110            48,004
                                                        -----------       -----------

Loss before income taxes                                    (24,110)          (47,754)
                                                        -----------       -----------
Net loss                                                $   (24,110)      $   (47,754)
                                                        ===========       ===========


COMPREHENSIVE INCOME, NET OF TAX:
   Net loss                                             $   (24,110)      $   (47,754)
   Unrealized holding gain arising during the year           58,811           467,387
                                                        -----------       -----------

   Comprehensive income                                 $    34,701       $   419,633
                                                        ===========       ===========


Loss per share:
Basic and diluted:
   Net loss per share                                   $     (0.02)      $     (0.03)
                                                        ===========       ===========
   Weighted average shares                                1,487,487         1,487,870
                                                        ===========       ===========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statement.

                     IRONSTONE GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2001
                                   (UNAUDITED)



ASSETS:
Current assets:
  Cash                                                                  $      4,902
  Marketable securities available for sale, at fair value                    601,950
                                                                        ------------
   Total assets                                                         $    606,852
                                                                        ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                                      $     23,974
  Loan payable to shareholder                                                102,920
  Loan interest payable to shareholder                                         7,525
  Other current liabilities                                                    1,443
                                                                        ------------
    Total liabilities                                                        135,862
                                                                        ------------


Shareholders' equity:
  Preferred stock, $0.01 par value, 5,000,000 shares authorized of which there are no issued and outstanding shares
  Common stock, $0.01 par value, 25,000,000 shares authorized of                  --
    which 1,487,847 shares are issued and outstanding                         14,879
  Additional paid-in capital                                              21,170,385
  Accumulated deficit                                                    (20,263,702)
  Accumulated other comprehensive loss                                      (450,572)
                                                                        ------------
    Total shareholders' equity                                               470,990
                                                                        ------------
    Total liabilities and shareholders' equity                          $    606,852
                                                                        ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statement.

                     IRONSTONE GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                       THREE MONTHS ENDED
                                                            MARCH 31,

                                                       2001           2000
                                                     --------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $(24,110)      $ (47,754)
  Adjustments to reconcile net loss to net cash
    used in operating activities:

    Changes in operating assets and liabilities:
      Accounts payable                                 18,856          12,249
      Margin loan payable                                  --        (168,320)
      Other current liabilities                         2,573          32,239
                                                     --------       ---------
          Net decrease in cash and cash used in
            operating activities                       (2,681)       (171,586)

Cash at beginning of period                             7,583         199,267
                                                     --------       ---------
Cash at end of period                                $  4,902       $  27,681
                                                     ========       =========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statement.

                     IRONSTONE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (UNAUDITED)



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


Marketable Securities

Marketable securities have been classified by management as available for sale in accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). In accordance with SFAS No. 115, marketable securities are recorded at fair value and any unrealized gains and losses are excluded from earnings and reported as a separate component of shareholders' equity until realized. The fair value of the Company's marketable securities at March 31, 2001 is based on quoted market prices.


Adjustments

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's most recent Annual Report and Form 10-KSB for the year ended December 31, 2000.


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


Reclassifications

Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

                     IRONSTONE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (UNAUDITED)


2.  EARNINGS PER SHARE - BASIC AND DILUTED

Basic EPS excludes dilution from common stock equivalents and is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares actually outstanding during the period. Diluted EPS reflects the potential dilution from common stock equivalents, except where inclusion of such common stock equivalents would have an anti-dilutive effect, using the average stock price during the period in the computation.

Options to purchase 11,175 shares of the Company's common stock were outstanding during 2001 and 2000 but were not included in the computation of diluted EPS as the Company incurred a net loss from operations.


3. LOAN PAYABLE TO SHAREHOLDER

During 2000 the major shareholder of the Company loaned the Company $102,920. The unsecured loan bears interest at 10% per annum and is due on demand. As of March 31, 2001 interest expense of $7,525 was accrued but remains unpaid.

                     IRONSTONE GROUP, INC. AND SUBSIDIARIES


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

Results Of Operations
Comparison of 2001 to 2000

Costs and expenses for the three month period ended March 31, 2001 decreased $23,894 or 49.8% as compared to the same period in 2000. Legal and other professional fees declined $12,059 or 53.7% due to lower audit costs and salary expense declined $11,236 or 52.1% due to lower payroll costs.

Liquidity And Capital Resources

Net cash used in operating activities for the three month period ended March 31, 2001 was $ 2,681. The Company's working capital increased by $34,702 during the three month period ended March 31, 2001. The increase in working capital is primarily due to the unrealized gain of marketable securities held for sale totaling $34,701 during the three month period ended March 31, 2001. Management believes that its current level of cash and marketable securities will be adequate to meet its operating needs during the remainder of 2001.

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



                                        IRONSTONE GROUP, INC.
                                        A DELAWARE CORPORATION



Date:   May 14, 2001                    By:  /s/  Robert W. Rembowski
                                            ------------------------------------
                                             Robert W. Rembowski
                                             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                      TITLE                                 DATE
---------                      -----                                 ----

/s/ Robert W. Rembowski        Chief Executive Officer,              May 14, 2001
-------------------------      Chief Financial Officer and
Robert W. Rembowski            Secretary
                               (Principal Executive Officer and
                               Principal Financial Officer)


/s/ Edmund H. Shea, Jr.        Director                              May 14, 2001
------------------------
Edmund H. Shea, Jr.




                                       ***
                                        9