Form 10QSB
period 2001-06-30
IRONSTONE GROUP INC
filed 2001-08-14
CIK 723269

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-12346

IRONSTONE GROUP, INC.

(Name of Registrant as specified in its charter)

Delaware	95-2829956

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

539 Bryant St., Suite 100, San Francisco, California 94107
(Address of principal executive offices, including zip code)

(415) 551-3260
(Registrant’s telephone number, including area code)

NONE

(Former name, former address and former fiscal year, if changed since last report)

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

As of June 30, 2001, 1,487,847 shares of Common Stock, $0.01 par value, were outstanding.

Transitional Small Business Disclosure Format:  Yes [   ]  No [X]

TOTAL NUMBER OF PAGES: 10 INDEX TO EXHIBITS AT PAGE: N/A

IRONSTONE GROUP, INC. AND SUBSIDIARIES

INDEX

Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2001 and 2000	3

Condensed consolidated balance sheet at June 30, 2001	5

Condensed consolidated statements of cash flows for the six months ended June 30, 2001 and 2000	6

Notes to condensed consolidated financial statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

SIGNATURES	10

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended
	June 30,

	2001	2000

Revenues:

Interest and other income	$—	$9

Costs and expenses:

Salaries and wages, payroll taxes and benefits	6,837	18,688

Legal and other professional fees	9,704	14,720

Rent expense	1,040	1,733

Office expense	148	938

Interest expense	2,713	1,098

Total costs and expenses	20,442	37,177

Loss before income taxes	(20,442)	(37,168)

Provision for income taxes	(800)	(800)

Net loss	$(21,242)	$(37,968)

COMPREHENSIVE INCOME (LOSS), NET OF TAX:

Net loss	$(21,242)	$(37,968)

Unrealized holding loss arising during the year	(67,652)	(885,883)

Comprehensive income (loss)	$(88,894)	$(923,851)

Loss per share:

Basic and diluted:

Net loss per share	$(0.01)	$(0.03)

Weighted average shares	1,487,847	1,487,870

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Six Months Ended
	June 30,

	2001	2000

Revenues:

Interest and other income	$—	$259

Costs and expenses:

Salaries and wages, payroll taxes and benefits	17,149	40,236

Legal and other professional fees	20,104	37,179

Rent expense	1,820	4,291

Office expense	193	2,095

Interest expense	5,286	1,380

Total costs and expenses	44,552	85,181

Loss before income taxes	(44,552)	(84,922)

Provision for income taxes	(800)	(800)

Net loss	$(45,352)	$(85,722)

COMPREHENSIVE INCOME (LOSS), NET OF TAX:

Net loss	$(45,352)	$(85,722)

Unrealized holding loss arising during the year	(8,841)	(418,496)

Comprehensive income (loss)	$(54,193)	$(504,218)

Loss per share:

Basic and diluted:

Net loss per share	$(0.03)	$(0.06)

Weighted average shares	1,487,847	1,487,870

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2001
(unaudited)

ASSETS:

Current assets:

Cash	$2,910

Marketable securities available for sale, at fair value	534,298

Total assets	$537,208

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current liabilities:

Accounts payable	$20,511

Loan payable to shareholder	122,920

Loan interest payable to shareholder	10,239

Other current liabilities	1,443

Total liabilities	155,113

Shareholders’ equity:

Preferred stock, $0.01 par value, 5,000,000 shares authorized of which there are no issued and outstanding shares	—

Common stock, $0.01 par value, 25,000,000 shares authorized of which 1,487,847 shares are issued and outstanding	14,879

Additional paid-in capital	21,170,385

Accumulated deficit	(20,284,945)

Accumulated other comprehensive loss	(518,224)

Total shareholders’ equity	382,095

Total liabilities and shareholders’ equity	$537,208

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(45,352)	$(85,722)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:

Accounts payable	15,393	372

Margin loan payable	—	(168,477)

Loan payable to shareholder	20,000	55,420

Interest payable	5,286	(34)

Net decrease in cash and cash used in operating activities	(4,673)	(198,441)

Cash at beginning of period	7,583	199,267

Cash at end of period	$2,910	$826

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Business Activities

Ironstone Group, Inc.’s (the “Company”) significant business activities included reducing, for a fee, ad valorem taxes assessed to owners of real and personal property, generally in the Arizona and California markets. In January 1998, the Company’s Board of Directors approved a plan for the Company to divest itself of the Belt Perry property and tax services group. During 1998 the Company closed its Arizona, Northern California, and Southern California operations and ceased operations relating to its property tax consulting business as of September 30, 1998, which represented substantially all the operations of the Company for 1998. The Company is actively seeking appropriate business combination opportunities. In the alternative, the Company is looking for an investment opportunity for some or all of its remaining liquid assets.

Marketable Securities

Marketable securities have been classified by management as available for sale in accordance with Statement of Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). In accordance with SFAS No. 115, marketable securities are recorded at fair value and any unrealized gains and losses are excluded from earnings and reported as a separate component of shareholders’ equity until realized. The fair value of the Company’s marketable securities at June 30, 2001 is based on quoted market prices.

Adjustments

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s most recent Annual Report and Form 10-KSB for the year ended December 31, 2000.

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

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2. EARNINGS (LOSS) PER SHARE — BASIC AND DILUTED

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

Options to purchase 11,175 shares of the Company’s common stock were outstanding during 2001 and 2000 but were not included in the computation of diluted EPS as the result would have been antidulitive.

3. LOAN PAYABLE TO SHAREHOLDER

During 2000 and 2001 the major shareholder of the Company loaned the Company $122,920. The unsecured loan bears interest at 10% per annum and is due on demand. As of June 30, 2001 interest expense of $10,239 was accrued but remains unpaid.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Certain of the statements in this document that are not historical facts including, without limitation, statements of future expectations, projections of financial condition and results of operations, statements of future economic performance and other forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to differ materially from those contemplated in such forward-looking statements. In addition to the specific matters referred to herein, important factors which may cause actual results to differ from those contemplated in such forward-looking statements include (i) the results of the Company’s efforts to implement its business strategy; (ii) actions of the Company’s competitors and the Company’s ability to respond to such actions; (iii) changes in governmental regulation, tax rates and similar matters; and (iv) other risks detailed in the Company’s other filings with the Commission.

Results Of Operations
Comparison of 2001 to 2000

Costs and expenses for the three month period ended June 30, 2001 decreased $16,735 or 45.0% and $40,629 or 47.7% for the six month period ended June 30, 2001 as compared to the same periods in 2000. Salary expenses declined $11,851 or 63.4% and $23,087 or 57.4% for the three and six months periods ended June 30, 2001 due to lower administrative requirements.

Liquidity And Capital Resources

Net cash used in operating activities for the six month period ended June 30, 2001 was $4,673. The net decrease in cash of $4,673 was primarily due to operating losses. The Company’s working capital decreased by $54,193 during the six month period ended June 30, 2001 primarily due to the net loss from operations totaling $45,352. Management believes that its current level of cash and marketable securities will be adequate to meet its operating needs during the remainder of 2001.

The Company may make an investment in other companies or obtain additional equity or working capital through bank borrowings and public or private sale of equity securities. There can be no assurance, however, that such additional financing will be available on terms favorable to the Company, or at all.

Trends and Uncertainties

Termination of Historical Business Lines

By winding down the Belt Perry property and tax services group, the Company has exited from its traditional lines of business. Management and the Board of Directors are actively seeking appropriate business combination opportunities for the Company. In the alternative, management and the Board are looking for an investment opportunity for the Company to invest some or all of its remaining liquid assets. In the interim, the Company’s cash assets are invested in corporate securities and demand deposit accounts. If the Company does not find an operating entity to combine with, and if its assets are not invested in certain types of securities (primarily government securities), it may be deemed to be an investment company under the terms of the Investment Company Act of 1940, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

IRONSTONE GROUP, INC. a Delaware corporation

Date: August 14, 2001	By:	/s/ Nicholas J. Giordano

Nicholas J. Giordano Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nicholas J. Giordano		August 14, 2001

Nicholas J. Giordano	Chief Financial Officer and Secretary (Principal Executive Officer and Principal Financial Officer)

/s/ Edmund H. Shea, Jr.	Director	August 14, 2001
Edmund H. Shea, Jr.

***