Form 10QSB
period 2001-09-30
IRONSTONE GROUP INC
filed 2001-11-05
CIK 723269

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-12346

IRONSTONE GROUP, INC.
(Name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-2829956 (IRS Employer Identification No.)

539 Bryant St., Suite 100, San Francisco, California 94107
(Address of principal executive offices, including zip code)

(415) 551-3260
(Registrant’s telephone number, including area code)

NONE
(Former name, former address and former fiscal year, if changed since last report)

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [    ]

As of September 30, 2001, 1,487,847 shares of Common Stock, $0.01 par value, were outstanding.

Transitional Small Business Disclosure Format: Yes [    ]    No [X]

IRONSTONE GROUP, INC. AND SUBSIDIARIES

INDEX

Page

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2001 and 2000	3
Condensed consolidated balance sheet at September 30, 2001	5
Condensed consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000	6
Notes to condensed consolidated financial statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
SIGNATURES	10

IRONSTONE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended
	September 30,

	2001	2000

Revenues:
Interest and other income	$—	$110

Costs and expenses:
Salaries and wages, payroll taxes and benefits	—	12,906
Legal and other professional fees	12,220	3,340
Rent expense	—	520
Office expense	774	725
Interest expense	3,198	1,663

Total costs and expenses	16,192	19,154

Loss before income taxes	(16,192)	(19,044)
Provision for income taxes	—	—

Net loss	$(16,192)	$(19,044)

COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Net loss	$(16,192)	$(19,044)
Unrealized holding gain arising during the year	12,282	253,357

Comprehensive income (loss)	$(3,910)	$234,313

Basic net loss per share	$(0.01)	$(0.01)

Weighted average shares	1,487,847	1,487,847

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Nine Months Ended
	September 30,

	2001	2000

Revenues:
Interest and other income	$—	$369

Costs and expenses:
Salaries and wages, payroll taxes and benefits	17,149	53,141
Legal and other professional fees	32,324	40,518
Rent expense	1,820	4,811
Office expense	967	2,820
Interest expense	8,484	3,044

Total costs and expenses	60,744	104,334

Loss before income taxes	(60,744)	(103,965)
Provision for income taxes	(800)	(800)

Net loss	$(61,544)	$(104,765)

COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Net loss	$(61,544)	$(104,765)
Unrealized holding gain/(loss) arising during the year	3,441	(165,139)

Comprehensive income (loss)	$(58,103)	$(269,904)

Basic net loss per share	$(0.04)	$(0.07)

Weighted average shares	1,487,847	1,487,847

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2001
(unaudited)

ASSETS:
Current assets:
Cash	$4,916
Marketable securities available for sale, at fair value	546,581

Total assets	$551,497

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$20,511
Loan payable to shareholder	137,920
Loan interest payable to shareholder	13,437
Other current liabilities	1,443

Total liabilities	173,311

Shareholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized of which there are no issued and outstanding shares	—
Common stock, $0.01 par value, 25,000,000 shares authorized of
which 1,487,847 shares are issued and outstanding	14,879
Additional paid-in capital	21,170,385
Accumulated deficit	(20,301,136)
Accumulated other comprehensive loss	(505,942)

Total shareholders’ equity	378,186

Total liabilities and shareholders’ equity	$551,497

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(61,544)	$(104,765)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	15,393	4,247
Margin loan payable	—	(169,501)
Loan payable to shareholder	35,000	75,420
Interest payable	8,484	—
Other current liabilities	—	(912)

Net decrease in cash and cash used in operating activities	(2,667)	(195,511)
Cash at beginning of period	7,583	199,267

Cash at end of period	$4,916	$3,756

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

Marketable Securities

Marketable securities have been classified by management as available for sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). In accordance with SFAS No. 115, marketable securities are recorded at fair value and any unrealized gains and losses are excluded from earnings and reported as a separate component of shareholders’ equity until realized. The fair value of the Company’s marketable securities at September 30, 2001 is based on quoted market prices.

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

Options to purchase 11,175 shares of the Company’s common stock were outstanding during 2001 and 2000 but were not included in the computation of diluted EPS as the result would have been anti-dilutive.

3. LOAN PAYABLE TO SHAREHOLDER

As of September 30, 2001, the major shareholder of the Company has loaned the Company $137,920. The unsecured loan bears interest at 10% per annum and is due on demand. As of September 30, 2001 interest expense of $13,437 was accrued but remains unpaid.

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

Results of Operations
Comparison of 2001 to 2000

Costs and expenses for the three month period ended September 30, 2001 decreased $2,962 or 15.5% and $43,590 or 41.8% for the nine month period ended September 30, 2001 as compared to the same periods in 2000. Salary expenses declined $12,906 or 100.0% and $35,992 or 67.7% for the three and nine months periods ended September 30, 2001 due to lower administrative requirements.

Liquidity and Capital Resources

Net cash used in operating activities for the nine month period ended September 30, 2001 was $2,667. The net decrease in cash of $2,667 was primarily due to operating losses. The Company’s working capital decreased by $58,103 during the nine month period ended September 30, 2001 primarily due to the net loss from operations totaling $61,544. Management believes that its current level of cash and marketable securities will be adequate to meet its operating needs during the remainder of 2001.

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

IRONSTONE GROUP, INC. a Delaware corporation

Date: November 5, 2001	By:	/s/ Nicholas J. Giordano

Nicholas J. Giordano Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nicholas J. Giordano Nicholas J. Giordano	Chief Financial Officer and Secretary (Principal Executive Officer and Principal Financial Officer)	November 5, 2001

/s/ Edmund H. Shea, Jr. Edmund H. Shea, Jr.	Director	November 5, 2001

***