Form 10KSB40
period 2001-12-31
IRONSTONE GROUP INC
filed 2002-04-01
CIK 723269

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

ANNUAL REPORT UNDER SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

ANNUAL TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-12346

IRONSTONE GROUP, INC.

(Name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-2829956 (IRS Employer Identification No.)

539 Bryant Street, San Francisco, California 94107
(Address of principal executive offices, including zip code)

(415) 551-3260
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.01 par value

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [   ]

The Registrant’s revenues for the fiscal year ended December 31, 2001 were $0.

The approximate aggregate market value of voting stock held by non-affiliates of the Registrant was $96,485 as of January 24, 2002 based on the closing bid price on January 24, 2002. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

As of January 24, 2002, 1,487,847 shares of Common Stock, $0.01 par value, were outstanding.

Transitional Small Business Disclosure Format: Yes [   ] No [X]

PART 1

ITEM 1. BUSINESS

BACKGROUND

Ironstone Group, Inc, (“Ironstone”) a Delaware corporation, was incorporated in 1972. Since 1986, a majority of Ironstone’s outstanding shares has been owned by Hambrecht & Quist Group, a San Francisco-based investment banking and venture capital firm, and its affiliates (collectively “H&Q”). H&Q presently owns over 70% of Ironstone’s outstanding voting shares.

BUSINESS STRATEGY

Currently, the Company is reviewing options to invest in new business opportunities. The Company has over $490,000 in marketable securities and significant tax loss carryforwards at its disposal.

There can be no assurance that the Company will acquire businesses, form additional alliances, or expand its existing services. Failure to expand the scope of services provided by the Company may have an adverse effect on the Company’s results of operations.

EMPLOYEES

As of March 30, 2002, the Company had one part-time employee. This employee is not subject to a collective bargaining agreement.

ITEM 2. PROPERTIES

The Company’s principal executive offices are located at 539 Bryant Street, San Francisco, California and its telephone number is (415) 551-3260.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of stockholders during 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company’s Common Stock is not eligible for publication of quotations on any securities market and the Company is not aware of any recent material trading activity in shares of its Common Stock. As of February 14, 2002, there were approximately 1,000 holders of record of the Company’s Common Stock. The Company has not paid cash dividends on its Common Stock since its inception and does not intend to pay cash dividends on its Common Stock in the foreseeable future.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

Year ended December 31, 2001

Revenues for 2001 were $0, a decrease of $102,615 as compared to 2000.

Costs and expenses for 2001 totaled $69,906, a decrease of $55,229 or 44.14% as compared to 2000. This decrease was primarily due to lower operating costs as lease terms expired and legal costs declined.

Professional fees decreased $9,642 or 20.69% due to lower costs for operations and minimal costs related to SEC and tax filings.

Salaries and wages decreased $45,854 or 72.78% due to reduced operating requirements.

Rent expense decreased $2,411 or 56.98% as the remaining lease for operating space terminated.

Other operating expenses decreased $4,501 or 84.91% as business support expenses declined.

Year ended December 31, 2000

Revenues for 2000 were $102,615, an increase of $92,221 as compared to 1999. This increase was primarily due to the recognition of $102,000 of previously deferred revenue associated with a long pending Arizona property tax case.

Costs and expenses for 2000 totaled $124,135, a decrease of $124,416 or 50.02% as compared to 1999. This decrease was primarily due to lower operating costs as lease terms expired and legal costs declined.

Professional fees decreased $40,247 or 46.35% due to lower costs for operations and minimal costs related to SEC and tax filings.

Salaries and wages decreased $23,996 or 27.58% due to reduced operating requirements.

Rent expense decreased $42,569 or 90.96% as the remaining leases for operating space terminated.

Other operating expenses decreased $17,604 or 62.62% as business support expenses declined.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities for the year ended December 31, 2001 was $42,493. Due to a reduction in marketable securities, working capital at December 31, 2001 was $313,770, a decrease of $122,517 or 28.1% from 2000.

Cash increased by $2,507 from $7,583 at the end of 2000 to $10,090 at the end of 2001. Management believes that its current level of cash and marketable securities will be adequate to meet its operating needs through 2002.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVES OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS

Name	Age	Director Since

Edmund H. Shea, Jr.	71	1993

Edmund H. Shea, Jr. has served as director of the Company since October 1993. He is a co-founder of J. F. Shea Co., Inc., a diversified construction, land development and venture capital investment company, and has served as its Executive Vice President and a director since 1954. He is also a director of ADAC Laboratories, Inc., Hambrecht & Quist Group and several privately held companies. He holds a B. S. degree from M. I. T.

EXECUTIVE OFFICERS

The following table sets forth the names, ages and positions of the Company’s executive officers as of March 30, 2001. A summary of the background and experience of each of these individuals is set forth after the table.

Name	Age	Position

Nicholas J. Giordano	26	Chief Executive Officer, Chief Financial Officer and Secretary

Mr. Giordano has served as Chief Executive Officer, Chief Financial Officer and as Secretary since June 2001. Nicholas Giordano has served as financial advisor to the Hambrecht 1980 Revocable Trust, and Chief Financial Officer and Director of the Sarah and William Hambrecht Foundation since June 2000. Formerly he worked as a Certified Public Accountant of Andersen, LLP. He holds a B. S. degree from Bucknell University.

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

Outside directors also receive stock option grants under the Company’s 1993 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). Only non-employee directors of the Company or an affiliate of such directors (as defined in the Internal Revenue Code of 1986, as amended from time to time, hereinafter the “Code”) are eligible to receive options under the Directors’ Plan. Options granted under the Directors’ Plan are not intended to qualify as incentive stock options under the code.

The Directors’ Plan provides for the automatic grant of options to purchase share of Common Stock to non-employee directors. In October 1993, Mr. Shea received an option to purchase 1,600 shares of Common Stock at an exercise price of $3.00 per share. In addition, upon compliance by the Company with certain securities law requirements in May 1995, Mr. Shea received, pursuant to the terms of the Directors’ Plan, an option to purchase 375 shares of Common Stock at an exercise price of $4.00 per share and an additional option to purchase 1,600 shares of Common Stock at an exercise price of $4.00 per share. All options under the Directors’ Plan have been or will be granted at fair market value on the date of grant. The Directors’ Plan also provides that any future non-employee director who is elected or appointed to the Board for the first time shall, upon the date of his initial election or appointment, automatically be granted an option to purchase 1,600 shares of Common Stock. In addition, the Directors’ Plan provides that on the first business day of each calendar year, each person who is then serving as a non-employee director of the Board shall be granted an option to

COMPENSATION OF DIRECTORS (continued)

purchase up to 1,600 shares of Common Stock, the exact number being based pro rata on the portion of the preceding year that the non-employee director served as such. Consequently, on January 2, 1997, and again on January 2, 1998, Mr. Shea received an option to purchase 1,600 shares of Common Stock at an exercise price of $0.50 and $1.31 per share, respectively. In addition, on April 1, 1997 and again on January 2, 1998, Mr. Hambrecht received an option to purchase 1,600 shares and 1,200 shares of Common Stock, respectively, at an exercise price of $0.50 and $1.31 per share, respectively. Options under the Directors’ Plan have a ten-year term; however, each option will terminate prior to the expiration date if the optionee’s service as a non-employee director, or, subsequently, as an employee, of the Company terminates. The exercise price of each option under the Directors’ Plan must be equal to the fair market value of the Common Stock on the date of grant. All options issued pursuant to the Directors’ Plan vest at a rate of 1/36 per month for 36 months following the date of the grant of the option, or in the event the grant was delayed pending compliance by the Company with certain securities law requirements, the date from which the grant was delayed.

COMPENSATION OF EXECUTIVE OFFICERS

SUMMARY OF COMPENSATION

The following table shows for the fiscal year ended December 31, 1999, compensation awarded or paid to, or earned by, the Company’s Chief Executive Officer. The Company’s Chief Executive Officer has served in this capacity since June 2001 and no other executive officers earned more than $100,000 during the fiscal year ended December 31, 2000.

NAME AND PRINCIPAL				OTHER ANNUAL
POSITION	YEAR	SALARY ($)	BONUS	COMPENSATION ($)

Nicholas J. Giordano	2001	—	—	—
Chief Executive Officer and Secretary
Robert W. Rembowski	2000	$62,000	—	—
Chief Executive Officer and Secretary

STOCK OPTION GRANTS AND EXERCISES

The 1994 Equity Incentive Plan (the “Plan”) provides for the grant of (i) both incentive and nonstatutory stock options and (ii) rights to purchase restricted stock, together “Stock Awards”, to the Company’s directors, officers and employees. Directors who are not salaried employees of or consultants to the Company or to any affiliate of the Company are not eligible to participate in the Plan. As of January 24, 2002, options to purchase a total of 11,175 shares were outstanding under the Plan, no shares had been purchased pursuant to the Plan and 228,825 shares remained available for future issuance thereunder.

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

The maximum term of options under the Plan is typically ten years; however, in the event that an optionee’s service to the Company terminates, that optionee’s options will expire 90 days after the optionee’s service to the Company terminates. Option grants under the Plan typically vest over a five-year period at the rate of 1/10 on the date six months after the date of grant and 1/60 per month thereafter. The exercise price of nonstatutory options may not be less than 85% of the fair market value of the Common Stock subject to the option on the date of grant; the exercise price of incentive options may not be less than 100% of the fair market value of the Common Stock subject to the option on the date of the grant.

No options or rights to purchase restricted stock were granted to the Company’s executive officer during the fiscal year ended December 31, 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of the Company’s Common Stock as of January 24, 2002 by: (i) each director and nominee for director; (ii) all officers and directors of the Company as a group; and (iii) all those known by the Company to be beneficial owners of more than five percent of its Common Stock.

BENEFICIAL OWNERSHIP (1)

	NUMBER OF SHARES	PERCENT
BENEFICIAL OWNER	OF COMMON STOCK	TOTAL (2)

Venture Capital Entities affiliated with Hambrecht & Quist Group (3)	1,090,271	73
One Bush Street
San Francisco, CA 94104
William R. Hambrecht (4)	2,800	*
539 Bryant Street
San Francisco, CA 94107
Edmund H. Shea, Jr. (5)	8,375	*
All executive officers and directors as a group (2 persons)	1,100,833	73

*	Less than 1%

(1)	This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G, if any, filed with the Securities and Exchange Commission (the “SEC”). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2)	Applicable percentages are based on 1,487,847 shares outstanding on January 24, 2002 adjusted as required by rules promulgated by the SEC.

(3)	Represents shares beneficially owned by Hambrecht & Quist Group (4,596 shares) and associated entities, including the following entities: H & Q Ventures IV (131,989 shares), Hambrecht & Quist California (242,904 shares), Hambrecht & Quist Incorporated (3,656 shares), Hambrecht & Quist Venture Partners (128,875 shares), The Hambrecht 1980 Revocable Trust (344,735 shares), Hamquist (2,551 shares) and Venture Associates (BVI) Limited (230,965 shares).

(4)	Represents 2,800 shares subject to outstanding options that were exercisable on January 24, 2002 or will become exercisable within 60 days thereafter. Mr. Hambrecht was affiliated with entities described in Note (3) above and thereby subject to aggregation requirements. Mr. Hambrecht may have been deemed to share voting and investment power over those shares held by Hambrecht & Quist Group and associated entities listed in note (3). Mr. Hambrecht disclaims beneficial ownership as to all shares held by Hambrecht & Quist Group and associated entities, except to the extent of his pecuniary interest therein.

(5)	Represents 8,375 shares subject to outstanding options that were exercisable on January 24, 2002 or will become exercisable 60 days thereafter.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibit
Number	Description

21.1	Subsidiaries of Ironstone Group, Inc.

(b)  REPORTS ON FORM 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

IRONSTONE GROUP, INC. a Delaware corporation

Date: March 30, 2001	By:	/s/ Nicholas J. Giordano

Nicholas J. Giordano Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nicholas J. Giordano Nicholas J. Giordano	Chief Executive Officer, Chief Financial Officer and Secretary (Principal Executive Officer and Principal Financial Officer)	March 30, 2002

/s/ Edmund H. Shea, Jr. Edmund H. Shea, Jr	Director	March 30, 2002

IRONSTONE GROUP, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders
Ironstone Group, Inc.

We have audited the accompanying consolidated balance sheet of IRONSTONE GROUP, INC. AND SUBSIDIARIES as of December 31, 2001, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IRONSTONE GROUP, INC. AND SUBSIDIARIES at December 31, 2001, and their results of operations and cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

J. H. COHN LLP

San Diego, California
March 22, 2002

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2001

ASSETS:
Current assets:
Cash	$10,090
Marketable securities available for sale, at fair value	490,528

Total assets	$500,618

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$20,511
Loan interest payable to shareholder	16,974
Loan payable to shareholder	147,920
Other current liabilities	1,443

Total liabilities	186,848

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized of which there are no issued and outstanding shares	—
Common stock, $0.01 par value, 25,000,000 shares authorized of which 1,487,847 shares are issued and outstanding	14,878
Additional paid-in capital	21,170,385
Accumulated deficit	(20,309,499)
Accumulated other comprehensive loss	(561,994)

Total shareholders’ equity	313,770

Total liabilities and shareholders’ equity	$500,618

The accompanying notes are an integral part of these consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Years Ended December 31, 2001 and 2000

	2001	2000

Revenues:
Consulting fees	$—	$102,000
Interest and other income	—	615

Total revenues	—	102,615

Costs and expenses:
Salaries and wages, payroll taxes and benefits	17,149	63,003
Legal and other professional fees	36,950	46,592
Rent expense	1,820	4,231
Interest expense	12,022	5,343
Other operating expenses	800	5,301
Office expenses	1,165	665

Total costs and expenses	69,906	125,135

Net loss	$(69,906)	$(22,520)

COMPREHENSIVE LOSS, NET OF TAX:
Net loss	$(69,906)	$(22,520)
Unrealized holding loss arising during the year	(52,611)	(499,241)

Comprehensive loss	$(122,517)	$(521,761)

Basic earnings per share:
Net loss per share	$(0.05)	$(0.02)

Weighted average shares	1,487,847	1,487,847

The accompanying notes are an integral part of these consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2001 and 2000

					Accumulated
	Common Stock		Additional		Other
			Paid In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balances, January 1, 2000	1,487,847	$14,878	$21,170,385	$(20,217,073)	$(10,142)	$958,048
Other comprehensive loss					(499,241)	(499,241)
Net loss				(22,520)		(22,520)

Balances, December 31, 2000	1,487,847	14,878	21,170,385	(20,239,593)	(509,383)	436,287
Other comprehensive loss					(52,611)	(52,611)
Net loss				(69,906)		(69,906)

Balances, December 31, 2001	1,487,847	$14,878	$21,170,385	$(20,309,499)	$(561,994)	$313,770

The accompanying notes are an integral part of these consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2001 and 2000

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(69,906)	$(22,520)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Other assets	—	2,941
Accounts payable	15,392	(150)
Accrued compensation	—	(3,418)
Interest payable	12,021	(102,000)
Loan payable to shareholder		44

Net cash used in operating activities	(42,493)	(125,103)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing from shareholder	45,000	—
Margin loan, net	—	(1,024)
Margin loan from shareholder	—	(65,557)

Net cash provided by (used in) financing activities	45,000	(66,581)

Net increase (decrease) in cash	2,507	(191,684)
Cash at beginning of year	7,583	199,267

Cash at end of year	$10,090	$7,583

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$—	$112

The accompanying notes are an integral part of these consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2001 and 2000

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities

Ironstone Group, Inc.’s (the “Company”) significant business activities included reducing, for a fee, ad valorem taxes assessed to owners of real and personal property, generally in the Arizona and California markets. In January 1998, the Company’s Board of Directors approved a plan for the Company to divest itself of the property and tax services group. The Company is actively seeking appropriate business combination opportunities. In the alternative, the Company is looking for an investment opportunity for some or all of its remaining liquid assets.

Marketable Securities

Marketable securities have been classified by management as available for sale in accordance with Statement of Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). In accordance with SFAS No. 115, marketable securities are recorded at fair value and any unrealized gains and losses are excluded from earnings and reported as a separate component of shareholders’ equity until realized. The fair value of the Company’s marketable securities at December 31, 2001 is based on quoted market prices.

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

Income Taxes

The Company and its wholly-owned subsidiaries file a consolidated federal income tax return. The Company accounts for income taxes pursuant to the asset and liability method which requires deferred tax assets and liabilities be computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2001 and 2000

Earnings <Loss> per share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, “Earnings Per Share”, which provides simplified standards for the computation and presentation of earnings of “Basic” and “Diluted” earnings per share (“EPS”).

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

Options to purchase 11,175 shares of the Company’s common stock were outstanding during 2001 and 2000, but were not included in the computation of diluted EPS as the Company incurred a net loss from operations.

2. MARKETABLE SECURITIES

All marketable securities are classified as available for sale. The cost and fair value of marketable securities at December 31, 2001 are as follows:

		Unrealized
	Cost	Loss	Fair Value

Corporate Equity Securities:
Interlinq Software Corporation	$886,177	$(401,889)	$484,288
Flexinternational Software, Inc.	166,345	(160,105)	6,240

	$1,052,522	$(561,994)	$490,528

3. SHAREHOLDER LOAN

The Company had entered into a margin loan agreement (“Margin Loan”) with WR Hambrecht and Co., LLC, a major shareholder of the Company, pledging all marketable securities as collateral for the Margin Loan. The Margin Loan bore interest at WR Hambrecht and Co., LLC’s margin loan rate, which for the period from January 1, 1998 through December 31, 1999 ranged between 8.751% and 7.25% per annum (8.751% at December 31, 1999). At December 31, 1999, the Company owed $1,024 on the Margin Loan. In addition the Company had a margin loan payable to a major shareholder of $168,477. This liability was satisfied on January 12, 2000.

During 2001 the major stockholder of the Company loaned the Company $45,000. The unsecured loan bears interest at 10% per annum and is due on demand. During 2001, interest expense of $12,022 was accrued but remains unpaid at December 31, 2001.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2001 and 2000

4. INCOME TAXES

SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future consequences of events that have been recognized in the financial statements or tax returns. Deferred income taxes reflect the net tax effects of (i) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (ii) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company’s deferred income taxes at December 31, 2001 are as follows:

Deferred tax assets:
Operating loss carryforwards	$12,100,000
Other comprehensive loss	200,000

Total deferred income taxes	12,300,000
Less valuation allowance	(12,300,000)

Deferred income taxes — net	$—

As of December 31, 2001, the Company has net operating loss carryforwards for tax purposes of approximately $30,300,000. These carryforwards will expire in the years 2002 to 2021.

The Tax Reform Act of 1986 significantly limited the amount of net operating loss carryforwards that are available to offset future taxable income when an ownership change occurs. The amount of the net operating loss carryforward that may be available for use in future years may be limited.

In the opinion of management, based on limitations on the use of net operating loss carryforwards, the realization of such carryforwards is not likely and, accordingly, a valuation allowance has been recorded to offset such amount in its entirety.

5. COMMITMENTS AND CONTINGENCIES

During 1992, a judgment was rendered in Tax Court (the “1992 Judgment”) in a court case in which Belt Perry Associates (“BPA”) had appealed a 1990 property tax valuation on behalf of a client. The 1992 Judgment resulted in a significant property tax savings for the client on which BPA’s contingency fee was approximately $82,000. The taxing authority subsequently filed an appeal to the Court of Appeals. The Court of Appeals upheld the original 1992 Judgment and rejected a motion to reconsider. The taxing authority then filed an appeal to the Arizona Supreme Court. The Arizona Supreme Court reversed both the Court of Appeals’ and the Tax Court’s decisions and judgments. The case is now back before the Tax Court and will be heard along with other pending appeals for the 1991 through 1994 tax years filed by BPA on behalf of the client. At December 31, 1999, the case remained unresolved. During 1993, the County Treasurer made a payment to BPA on behalf of BPA’s client related to the 1992 Judgment of which $102,000 represents BPA’s contingent fee plus interest. Such amount is included in deferred revenue pending the completion of the appeal process. During 2000, the Company was informed that, due to the anticipated costs involved in continuing the appeal process, the appeal process would not be pursued any further. As a result, the revenues previously deferred pending completion of the appeal process have been recognized in the accompanying 2000 Consolidated Statement of Operations.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2001 and 2000

6. SHAREHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue up to five million shares of preferred stock without further shareholder approval; the rights, preferences and privileges of which would be determined at the time of issuance. No shares have ever been issued.

Stock Option Plans — The Company has adopted a 1989 Equity Incentive Plan, a 1993 Non-Employee Directors’ Stock Option Plan and a 1994 Equity Incentive Plan (collectively, the “Plans”). In March 1994, the 1989 Equity Incentive Plan was amended to reduce the number of shares reserved thereunder and the Board of Directors determined that no further grants would be made under this plan. As of December 31, 2001 and 2000, 328,105 shares were available for grant under the Plans. The Plans provide for incentive stock options to be granted at times and prices determined by the Company’s Board of Directors, to be granted at not less than 100% of the fair value of the Company’s common stock on the date of grant. Options are generally subject to a three or four-year vesting schedule. Options issued under the Plans expire at the earlier of the end of the exercise period of no more than ten years from the date of grant or 90 days following the grantee’s end of service to the Company.

During 2001 and 2000, options to purchase 11,175 shares of common stock with a weighted average exercise price of $1.71 were outstanding. Of those options, 11,175 and 10,007 were exercisable at December 31, 2001 and 2000, respectively. During 2001 and 2000, no options were granted, exercised, expired or were forfeited.

In 2001 and 2000 no options were granted to employees.

The following table summarizes information about fixed price stock options outstanding at December 31, 2001:

	Options Outstanding and Exercisable

	Number	Weighted Ave.	Weighted-
Range of	Outstanding	Remaining	Average
Exercise Prices	12/31/01	Contractual Life	Exercise Price

$0.50	3,200	6.1 years	$0.50
1.06 - 1.13	4,400	6.3	1.10
3.00	1,600	2.8	3.00
4.00	1,975	4.0	4.00

$0.50 - $4.00	11,175	5.3	$1.71