Form 10QSB
period 2002-03-31
IRONSTONE GROUP INC
filed 2002-05-15
CIK 723269

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-12346

IRONSTONE GROUP, INC.
(Name of Registrant as specified in its charter)

Delaware	95-2829956
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

539 Bryant St., San Francisco, California 94107
(Address of principal executive offices, including zip code)

(415) 551-3260
(Registrant’s telephone number, including area code)

NONE
(Former name, former address and former fiscal year, if changed since last report)

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[   ]

As of March 31, 2002, 1,487,847 shares of Common Stock, $0.01 par value, were outstanding.

Transitional Small Business Disclosure Format: Yes [   ] No [X]

TOTAL NUMBER OF PAGES: 9 INDEX TO EXHIBITS AT PAGE: N/A

IRONSTONE GROUP, INC. AND SUBSIDIARIES

INDEX

Page

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2002 and 2001	3
Condensed consolidated balance sheet at March 31, 2002	4
Condensed consolidated statements of cash flows for the three months ended March 31, 2002 and 2001	5
Notes to condensed consolidated financial statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
SIGNATURES	9

IRONSTONE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended
	March 31,

	2002	2001

Revenues — Interest and other income	$—	$—

Costs and expenses:
Salaries and wages, payroll taxes and benefits	—	10,312
Legal and other professional fees	5,098	10,400
Rent expense	—	780
Office expense	245	45
Interest expense	3,647	2,573
Other expenses	1,074	—

Total costs and expenses	10,064	24,110

Net loss	$(10,064)	$(24,110)

COMPREHENSIVE INCOME, NET OF TAX:
Net loss	$(10,064)	$(24,110)
Unrealized holding gain arising during the year	14,720	58,811

Comprehensive income	$4,656	$34,701

Basic loss per share	$0.01	$0.02

Weighted average shares	1,487,487	1,487,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2002
(unaudited)

ASSETS:
Current assets:
Cash	$3,673
Marketable securities available for sale, at fair value	475,808

Total assets	$479,481

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$20,511
Loan payable to shareholder	147,920
Loan interest payable to shareholder	20,621
Other current liabilities	1,442

Total liabilities	190,494

Shareholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized of which there are no issued and outstanding shares	—
Common stock, $0.01 par value, 25,000,000 shares authorized of which 1,487,847 shares are issued and outstanding	14,879
Additional paid-in capital	21,170,385
Accumulated deficit	(20,319,563)
Accumulated other comprehensive loss	(576,714)

Total shareholders’ equity	288,987

Total liabilities and shareholders’ equity	$479,481

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,064)	$(24,110)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	—	18,856
Interest payable	3,647	2,573

Net decrease in cash and cash used in operating activities	(6,417)	(2,681)
Cash at beginning of period	10,090	7,583

Cash at end of period	$3,673	$4,902

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2002 and 2001
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

Marketable Securities

Marketable securities have been classified by management as available for sale in accordance with Statement of Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). In accordance with SFAS No. 115, marketable securities are recorded at fair value and any unrealized gains and losses are excluded from earnings and reported as a separate component of shareholders’ equity until realized. The fair value of the Company’s marketable securities at March 31, 2002 is based on quoted market prices.

Adjustments

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s most recent Annual Report and Form 10-KSB for the year ended December 31, 2001.

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

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2002 and 2001
(UNAUDITED)

2. EARNINGS PER SHARE — BASIC AND DILUTED

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

Options to purchase 11,175 shares of the Company’s common stock were outstanding during 2002 and 2001 but were not included in the computation of diluted EPS as the Company incurred a net loss from operations.

3. LOAN PAYABLE TO SHAREHOLDER

During 2001 the major shareholder of the Company loaned the Company $45,000. The unsecured loan bears interest at 10% per annum and is due on demand. As of March 31, 2002 interest expense of $20,621 was accrued but remains unpaid.

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

Results Of Operations
Comparison of 2002 to 2001

Costs and expenses for the three month period ended March 31, 2002 decreased $14,046 or 58.3% as compared to the same period in 2001. Salary expenses declined $10,312 or 100.0% for the three months ended March 31, 2002 due to lower administrative requirements.

Liquidity And Capital Resources

Net cash used in operating activities for the three month period ended March 31, 2002 was $6,417. The net decrease in cash of $6,417 was primarily due to operating losses. The Company’s working capital increased by $4,656 during the three month period ended March 31, 2002. Management believes that its current level of cash and marketable securities will be adequate to meet its operating needs during the remainder of 2002.

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

IRONSTONE GROUP, INC. a Delaware corporation

Date: May 15, 2002	By:	/s/ Nicholas J. Giordano
Nicholas J. Giordano Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nicholas J. Giordano Nicholas J. Giordano	Chief Executive Officer, Chief Financial Officer and Secretary (Principal Executive Officer and Principal Financial Officer)	May 15, 2002

/s/ Edmund H. Shea, Jr. Edmund H. Shea, Jr.	Director	May 15, 2002