Form 10QSB
period 2002-06-30
IRONSTONE GROUP INC
filed 2002-08-14
CIK 723269

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-12346

IRONSTONE GROUP, INC.
(Name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-2829956 (IRS Employer Identification No.)

539 Bryant St., Suite 100, San Francisco, California 94107
(Address of principal executive offices, including zip code)

(415) 551-3260
(Registrant’s telephone number, including area code)

NONE
(Former name, former address and former fiscal year, if changed since last report)

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of June 30, 2002, 1,487,847 shares of Common Stock, $0.01 par value, were outstanding.

Transitional Small Business Disclosure Format: Yes [   ] No [X]

TOTAL NUMBER OF PAGES: 10 INDEX TO EXHIBITS AT PAGE: N/A

IRONSTONE GROUP, INC. AND SUBSIDIARIES

INDEX

Page

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2002 and 2001	3

Condensed consolidated balance sheet at June 30, 2002	5

Condensed consolidated statements of cash flows for the six months ended June 30, 2002 and 2001	6

Notes to condensed consolidated financial statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	9

SIGNATURES	10

IRONSTONE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended
	June 30,

	2002	2001

Revenues:
Interest and other income	$—	$—

Costs and expenses:
Salaries and wages, payroll taxes and benefits	—	6,837
Legal and other professional fees	12,459	9,704
Rent expense	—	1,040
Office expense	245	148
Interest expense	3,548	2,713

Total costs and expenses	16,252	20,442

Loss before income taxes	(16,252)	(20,442)
Provision for income taxes	(800)	(800)

Net loss	$(17,052)	$(21,242)

COMPREHENSIVE LOSS, NET OF TAX:
Net loss	$(17,052)	$(21,242)
Unrealized holding loss arising during the year	(87,538)	(67,652)

Comprehensive loss	$(104,590)	$(88,894)

Basic loss per share:	$(0.01)	$(0.01)

Weighted average shares	1,487,847	1,487,847

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)

	Six Months Ended
	June 30,

	2002	2001

Revenues:
Interest and other income	$—	$—

Costs and expenses:
Salaries and wages, payroll taxes and benefits	—	17,149
Legal and other professional fees	17,831	20,104
Rent expense	—	1,820
Office expense	490	193
Interest expense	7,195	5,286

Total costs and expenses	25,516	44,552

Loss before income taxes	(25,516)	(44,552)
Provision for income taxes	(800)	(800)

Net loss	$(26,316)	$(45,352)

COMPREHENSIVE LOSS, NET OF TAX:
Net loss	$(26,316)	$(45,352)
Unrealized holding loss arising during the year	(102,258)	(8,841)

Comprehensive loss	$(128,574)	$(54,193)

Basic loss per share	$(0.02)	$(0.03)

Weighted average shares	1,487,847	1,487,847

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2002
(unaudited)

ASSETS:
Current assets:
Cash	$970
Marketable securities available for sale, at fair value	388,270

Total assets	$389,240

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$20,511
Loan payable to shareholder	157,920
Loan interest payable to shareholder	24,169
Other current liabilities	1,443

Total liabilities	204,043

Shareholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized of which there are no issued and outstanding shares	—
Common stock, $0.01 par value, 25,000,000 shares authorized of which 1,487,847 shares are issued and outstanding	14,879
Additional paid-in capital	21,170,385
Accumulated deficit	(20,335,815)
Accumulated other comprehensive loss	(664,252)

Total shareholders’ equity	185,197

Total liabilities and shareholders’ equity	$389,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,316)	$(45,352)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	—	15,393
Interest payable	7,195	5,286

Net cash used in operating activities	(19,121)	(24,673)
CASH FLOWS FROM FINANCING ACTIVITIES:
Loan payable to shareholder	10,000	20,000

Net decrease in cash	(9,121)	(4,673)
Cash at beginning of period	10,091	7,583

Cash at end of period	$970	$2,910

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

Marketable Securities

Marketable securities have been classified by management as available for sale in accordance with Statement of Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). In accordance with SFAS No. 115, marketable securities are recorded at fair value and any unrealized gains and losses are excluded from earnings and reported as a separate component of shareholders’ equity until realized. The fair value of the Company’s marketable securities at June 30, 2002 is based on quoted market prices.

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

Options to purchase 11,175 shares of the Company’s common stock were outstanding during 2002 and 2001 but were not included in the computation of diluted EPS as the result would have been antidilutive.

3. LOAN PAYABLE TO SHAREHOLDER

As of 2002 the major shareholder of the Company loaned the Company $157,920. The unsecured loan bears interest at 10% per annum and is due on demand. As of June 30, 2002 interest expense of $24,169 was accrued but remains unpaid.

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

Results Of Operations
Comparison of 2002 to 2001

Costs and expenses for the three month period ended June 30, 2002 decreased $4,190 or 20.5% and $19,036 or 42.7% for the six month period ended June 30, 2002 as compared to the same periods in 2001. Salary expenses declined $6,837 or 100% and $17,149 or 100% for the three and six months periods ended June 30, 2002 due to lower administrative requirements.

Liquidity And Capital Resources

Net cash used in operating activities for the six month period ended June 30, 2002 was $19,121. The net decrease in cash was primarily due to operating losses. The Company’s working capital decreased by $128,574 during the six month period ended June 30, 2002 primarily due to the net loss from operations totaling $26,316 and the reduction of $102,258 in the fair value of marketable securities available for sale. Management believes that its current level of cash and marketable securities will be adequate to meet its operating needs during the remainder of 2002.

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

PART II — OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit
Number	Description

99.1	Certification of Chief Financial Officer
99.2	Certification of Director

(b) Reports on Form 8-K during the second quarter

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

IRONSTONE GROUP, INC. a Delaware corporation

Date: August 14, 2002	By:	/s/ Nicholas J. Giordano Nicholas J. Giordano Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nicholas J. Giordano Nicholas J. Giordano	Chief Financial Officer and Secretary (Principal Executive Officer and Principal Financial Officer)	August 14, 2002

/s/ Edmund H. Shea, Jr.	Director	August 14, 2002

Edmund H. Shea, Jr.

***