Form 10KSB/A
period 2001-12-31
IRONSTONE GROUP INC
filed 2002-10-22
CIK 723269

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

☐	ANNUAL TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-12346

IRONSTONE GROUP, INC.
(Name of Registrant as specified in its charter)

Delaware	95-2829956
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

539 Bryant Street, San Francisco, California 94107
(Address of principal executive offices, including zip code)

(415) 551-3260
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.01 par value

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The Registrant’s revenues for the fiscal year ended December 31, 2001 were $0.

The approximate aggregate market value of voting stock held by non-affiliates of the Registrant was $328,149 as of October 1, 2002 based on the closing bid price on October 1, 2002. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

As of October 1, 2002, 1,487,847 shares of Common Stock, $0.01 par value, were outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is not eligible for publication of quotations on any securities market and the Company is not aware of any recent material trading activity in shares of its Common Stock. In 1994, the Company’s stockholders approved a 1-for-20 reverse stock split in which fractional shares resulting from the reverse stock split were converted into a right to receive case. As a result of the reverse stock split, the number of holders of the Company’s Common Stock declined by at least 615. As of February 14, 2002, there were approximately 380 holders of record of the Company’s Common Stock. The Company has not paid cash dividends on its Common Stock since its inception and does not intend to pay cash dividends on its Common Stock in the foreseeable future.

PART IV

ITEM 13 — EXHIBITS AND REPORTS

(a)  EXHIBITS

99.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

IRONSTONE GROUP, INC. a Delaware corporation

Date: October 22, 2002	By:	/s/ Nicholas J. Giordano

Nicholas J. Giordano Chief Executive Officer & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ Nicholas J. Giordano Nicholas J. Giordano	Chief Executive Officer, Chief Financial Office and Secretary (Principal Executive Officer and Principal Financial Officer)	October 22, 2002

/s/ Edmund H. Shea, Jr. Edmund H. Shea, Jr.	Director	October 22, 2002

CERTIFICATION

I, Nicholas J. Giordano, certify that

1.	I have reviewed this annual report on Form 10-KSB of Ironstone Group, Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.	Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 22, 2002	By:	/s/ Nicholas J. Giordano

Nicholas J. Giordano Chief Executive Officer