Form 10QSB
period 2002-09-30
IRONSTONE GROUP INC
filed 2002-11-14
CIK 723269

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2002

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

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

As of September 30, 2002, 1,487,847 shares of Common Stock, $0.01 par value, were outstanding.

Transitional Small Business Disclosure Format: Yes [   ]  No [X]

TOTAL NUMBER OF PAGES: 12    INDEX TO EXHIBITS AT PAGE: N/A

IRONSTONE GROUP, INC. AND SUBSIDIARIES

INDEX

Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2002 and 2001	3

Condensed consolidated balance sheet at September 30, 2002	5

Condensed consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001	6

Notes to condensed consolidated financial statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Controls and Procedures	10

PART II - OTHER INFORMATION

SIGNATURES	11

CERTIFICATIONS	12

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended
	September 30,

	2002	2001

Revenues:
Gain on sale of marketable securities	$709,267	$—
Interest and other income	843	—

Total revenues	710,110	—

Costs and expenses:
Legal and other professional fees	54,844	12,220
Office expense	175	774
Interest expense	2,294	3,198

Total costs and expenses	57,313	16,192

Income (loss) before income taxes	652,797	(16,192)
Provision for income taxes	—	—

Net income (loss)	$652,797	$(16,192)

COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Net income (loss)	$652,797	$(16,192)
Unrealized holding gain arising during the year:
Unrealized holding gain arising during the period	1,211,854	12,282
Less: reclassification adjustment for gains included in net income	(709,267)	—

Comprehensive income (loss)	$1,155,384	$(3,910)

Basic income (loss) per share	$0.44	$(0.01)

Weighted average shares	1,487,847	1,487,847

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Nine Months Ended
	September 30,

	2002	2001

Revenues:
Gain on sale of marketable securities	$709,267	$—
Interest and other income	843	—

Total revenues	710,110	—

Costs and expenses:
Salaries and wages, payroll taxes and benefits	—	17,149
Legal and other professional fees	72,674	32,324
Rent expense	—	1,820
Office expense	1,465	1,767
Interest expense	9,490	8,484

Total costs and expenses	83,629	61,544

Income (loss) before income taxes	626,481	(61,544)
Provision for income taxes	—	—

Net income (loss)	$626,481	$(61,544)

COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Net income (loss)	$626,481	$(61,544)
Unrealized holding gain arising during the year:
Unrealized holding gain arising during the period	1,109,596	3,441
Less: reclassification adjustment for gains included in net income	(709,267)	—

Comprehensive income (loss)	$1,026,810	$(58,103)

Basic income (loss) per share	$0.42	$(0.04)

Weighted average shares	1,487,847	1,487,847

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2002
(unaudited)

ASSETS:
Current assets:
Cash	$1,335,901
Marketable securities available for sale, at fair value	4,680

Total assets	$1,340,581

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities	$—
Shareholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized of which there are no issued and outstanding shares
Common stock, $0.01 par value, 25,000,000 shares authorized of which 1,487,847 shares are issued and outstanding	14,879
Additional paid-in capital	21,170,385
Accumulated deficit	(19,683,018)
Accumulated other comprehensive loss	(161,665)

Total shareholders’ equity	1,340,581

Total liabilities and shareholders’ equity	$1,340,581

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$626,481	$(61,544)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Realized gain from sale of marketable securities	(709,267)	—
Changes in operating assets and liabilities:
Accounts payable	(20,511)	15,393
Interest payable	(16,974)	8,484
Other current liabilities	(1,443)	—

Net cash used in operating activities	(121,714)	(37,667)

CASH FLOWS FROM INVESTING ACTIVITIES — proceeds from sale of marketable securities	1,595,445	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from shareholder	10,000	35,000
Repayments to shareholder	(157,920)	—

Net cash provided by (used in) financing activities	(147,920)	35,000

Net increase (decrease) in cash	1,325,811	(2,667)
Cash at beginning of period	10,090	7,583

Cash at end of period	$1,335,901	$4,916

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Business Activities

Ironstone Group, Inc.’s (the “Company”) significant business activities included reducing, for a fee, ad valorem taxes assessed to owners of real and personal property, generally in the Arizona and California markets. In January 1998, the Company’s Board of Directors approved a plan for the Company to divest itself of the Belt Perry property and tax services group. During 1998 the Company closed its Arizona, Northern California, and Southern California operations and ceased operations relating to its property tax consulting business as of September 30, 1998, which represented substantially all the operations of the Company. The Company is actively seeking appropriate business combination opportunities. In the alternative, the Company is looking for an investment opportunity for some or all of its remaining liquid assets.

Marketable Securities

Marketable securities have been classified by management as available for sale in accordance with Statement of Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). In accordance with SFAS No. 115, marketable securities are recorded at fair value and any unrealized gains and losses are excluded from earnings and reported as a separate component of shareholders’ equity until realized. The fair value of the Company’s marketable securities at September 30, 2002 is based on quoted market prices.

Adjustments

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair presentation have been included and are of a normal recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s most recent Annual Report and Form 10-KSB for the year ended December 31, 2001.

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

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2. EARNINGS (LOSS) PER SHARE — BASIC AND DILUTED

Basic EPS excludes dilution from common stock equivalents and is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares actually outstanding during the period. Diluted EPS reflects the dilution from potentially dilutive securities such a stock options, using the average stock price during the period in the computation.

Options to purchase 11,175 shares of the Company’s common stock were outstanding during 2002 and 2001. The assumed effects of the exercise of those options has not been included in the computation of earnings per share for the nine and three months ended September 30, 2002, because they were immaterial and they were not included for the nine and three months ended September 30, 2001, because they were antidilutive.

3. LOAN PAYABLE TO SHAREHOLDER

As of September 30, 2002, a major shareholder of the Company had been repaid the balance of his outstanding loan to the Company of $157,920. Accrued interest of $26,464, computed at 10% per annum, was also paid to this shareholder.

4. INCOME TAXES

No provision for income taxes was required to be included in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2002, as any tax attributable to the income before income taxes has been offset by available net operating loss carryforwards. As the ultimate realization of the potential benefits of the Company’s remaining net operating loss carryforwards is considered unlikely by management, the Company has offset the deferred tax assets attributable to those potential benefits through valuation allowances.

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

Results Of Operations
Comparison of 2002 to 2001

In August 2002, the Company sold substantially all of its marketable securities due to a significant increase in the price per share of one security. The sale of this position resulted in a gain of $709,267. Due to the availability of existing net operating loss carryforwards, no provision for income taxes was required in 2002 and 2001.

Costs and expenses for the three-month period ended September 30, 2002 increased $41,121 or 254% and $22,085 or 35.9% for the nine-month period ended September 30, 2002 as compared to the same periods in 2001. Legal and professional expenses increased $42,624 or 348.8% and $40,350 or 124.8% for the three and nine months periods ended September 30, 2002. This increase is due to the independent contractor acting as CEO of the Company being paid out past due fees for service. The independent contractor acting as CEO had agreed to be paid for these services if and only if there was a significant liquidity event in the Company.

Liquidity And Capital Resources

With the increase in liquidity from the proceeds of $1,595,455 from the sale of the marketable securities, the Company was able to pay off all accrued liabilities and its loan from a shareholder.

The net increase in cash used was primarily due to the repayment of all accrued liabilities. The Company’s working capital increased by $1,109,596 during the nine-month period ended September 30, 2002 primarily due to the gain on the sale of stock totaling $709,267 and the reduction of $1,560 in the fair value of marketable securities available for sale. Management believes that its current level of cash and marketable securities will be adequate to meet its operating needs during the remainder of 2002.

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

IRONSTONE GROUP, INC. AND SUBSIDIARIES

Item 3 — Controls and Procedures

     Nicholas J. Giordano, the principal executive and principal financial officer of the Registrant, has evaluated the disclosure controls and procedures of the Registrant within 90 days prior to the filing of this quarterly report. As used herein, the term “disclosure controls and procedures” has the meaning given to the term by Rule 13a-14 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), and includes the controls and other procedures of the Registrant that are designed to ensure that information required to be disclosed by the Registrant in the reports that it files with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon this evaluation, Mr. Giordano has concluded that the Registrant’s disclosure controls and procedures provide reasonable assurance that the information required to be disclosed by the Registrant in this report is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms applicable to the preparation of this report.

     There have been no significant changes in the Registrant’s internal controls or in other factors that could significantly affect the Registrant’s internal controls subsequent to the evaluation described above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

IRONSTONE GROUP, INC. A Delaware corporation

Date: November 14, 2002	By:	/s/ Nicholas J. Giordano

Nicholas J. Giordano Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nicholas J. Giordano Nicholas J. Giordano	Chief Financial Officer and Secretary (Principal Executive Officer and Principal Financial Officer)	November 14, 2002

/s/ Edmund H. Shea, Jr. Edmund H. Shea, Jr.	Director	November 14, 2002

CERTIFICATIONS

I, Nicholas J. Giordano, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Ironstone Group Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ NICHOLAS J. GIORDANO Nicholas J. Giordano CEO/CFO