Form 10KSB
period 2002-12-31
IRONSTONE GROUP INC
filed 2003-03-04
CIK 723269

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-12346

IRONSTONE GROUP, INC.

(Name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-2829956 (IRS Employer Identification No.)

539 Bryant Street, San Francisco, California 94107
(Address of principal executive offices, including zip code)

(415) 551-3260
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.01 par value

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No[ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X]   No[ ]

The Registrant’s revenues for the fiscal year ended December 31, 2002 were $712,862.

The approximate aggregate market value of voting stock held by non-affiliates of the Registrant was $255,762 as of December 31, 2002 based on the closing bid price on December 31, 2002. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

As of December 31, 2002, 1,487,847 shares of Common Stock, $0.01 par value, were outstanding.

Transitional Small Business Disclosure Format: Yes [ ]   No [X]

PART 1

ITEM 1. BUSINESS

BACKGROUND

Ironstone Group, Inc, (“Ironstone”) a Delaware corporation, was incorporated in 1972. Since 1986, a majority of Ironstone’s outstanding shares has been owned by Hambrecht & Quist Group, a San Francisco-based investment banking and venture capital firm, and its affiliates (collectively “H&Q”). H&Q presently owns over 50% of Ironstone’s outstanding voting shares.

BUSINESS STRATEGY

Currently, the Company is reviewing options to invest in new business opportunities. The Company has almost $5,000 in marketable securities and significant tax loss carryforwards at its disposal.

There can be no assurance that the Company will acquire businesses, form additional alliances, or expand its existing services. Failure to expand the scope of services provided by the Company may have an adverse effect on the Company’s results of operations.

EMPLOYEES

As of March 30, 2003, the Company had one part-time consultant. This consultant is not subject to a collective bargaining agreement.

ITEM 2. PROPERTIES

The Company’s principal executive offices are located at 539 Bryant Street, San Francisco, California and its telephone number is (415) 551-3260.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of stockholders during 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is not eligible for publication of quotations on any securities market and the Company is not aware of any recent material trading activity in shares of its Common Stock. As of December 31, 2002, there were approximately 1,000 holders of record of the Company’s Common Stock. The Company has not paid cash dividends on its Common Stock since its inception and does not intend to pay cash dividends on its Common Stock in the foreseeable future.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

Ironstone’s sole source of revenue is from the sale of marketable securities. Management has classified these marketable securities, in accordance with SFAS No. 115, as available for sale. These securities are recorded at fair market value, and any unrealized gains and losses are reported as a separate component of shareholders’ equity.

Ironstone’s primary expenses are generated from maintaining regulatory procedures, such as quarterly review and annual audit of the financial statements, seeking legal counsel when appropriate, and consulting fees.

RESULTS OF OPERATIONS

Year ended December 31, 2002

Revenues for 2002 were $712,862, an increase of $712,862 as compared to 2001. The revenue increase was due to the sale of certain marketable securities and the return on investment of the proceeds.

Costs and expenses for 2002 totaled $111,455, an increase of $42,349 or 61.28% as compared to 2001. This increase was primarily due to higher professional fees related to higher costs for operations and legal counsel associated with SEC and tax filings.

Rent expense decreased $1,820 or 100% as the remaining lease for operating space terminated.

Year ended December 31, 2001

Revenues for 2001 were $0,a decrease of $102,615 as compared to 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the year ended December 31, 2002 was $147,588. Due to a reduction in liabilities, working capital at December 31, 2002 was $1,262,352, an increase of $948,582 or 319.00% from 2001.

Cash increased by $1,299,946 from $10,090 at the end of 2001 to $1,310,036 at the end of 2002. Management believes that its current level of cash and marketable securities will be adequate to meet its operating needs through 2003.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVES OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS

Name	Age	Director Since

Edmund H. Shea, Jr.	72	1993

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

Name	Age	Position

Nicholas J. Giordano	27	Chief Executive Officer, Chief Financial Officer
		and Secretary

Nicholas J. Giordano has served as Chief Executive Officer, Chief Financial Officer and as Secretary since June 2001. Mr. Giordano has served as financial advisor to the Hambrecht 1980 Revocable Trust, and Chief Financial Officer and Director of the Sarah and William Hambrecht Foundation since June 2000. Formerly he worked as a Certified Public Accountant of Andersen, LLP. He holds a B. S. degree from Bucknell University.

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

COMPENSATION OF EXECUTIVE OFFICERS

SUMMARY OF COMPENSATION

The following table shows for the fiscal year ended December 31, 2002, compensation awarded or paid to, or earned by, the Company’s Chief Executive Officer. The Company’s Chief Executive Officer has served in this capacity since June 2001 and no other executive officers earned more than $100,000 during the fiscal year ended December 31, 2002.

NAME AND PRINCIPAL				OTHER ANNUAL
POSITION	YEAR	SALARY ($)	BONUS	COMPENSATION ($)
Nicholas J. Giordano	2002	—	—	30,000
Chief Executive Officer
and Chief Financial Officer

STOCK OPTION GRANTS AND EXERCISES

The 1994 Equity Incentive Plan (the “Plan”) provides for the grant of (i) both incentive and nonstatutory stock options and (ii) rights to purchase restricted stock, together “Stock Awards”, to the Company’s directors, officers and employees. Directors who are not salaried employees of or consultants to the Company or to any affiliate of the Company are not eligible to participate in the Plan. As of December 31, 2002, options to purchase a total of 11,175 shares were outstanding under the Plan, no shares had been purchased pursuant to the Plan and 228,825 shares remained available for future issuance there under.

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

No options or rights to purchase restricted stock were granted to the Company’s executive officer during the fiscal year ended December 31, 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of the Company’s Common Stock as of December 31, 2002 by: (i) each director and nominee for director; (ii) all officers and directors of the Company as a group; and (iii) all those known by the Company to be beneficial owners of more than five percent of its Common Stock.

BENEFICIAL OWNERSHIP (1)

	NUMBER OF SHARES
BENEFICIAL OWNER	OF COMMON STOCK	PERCENT TOTAL (2)
Venture Capital Entities affiliated with Hambrecht & Quist Group (3)	747,536	50.2
One Bush Street
San Francisco, CA 94104
William R. Hambrecht (4)	366,562	24.6
539 Bryant Street
San Francisco, CA 94107
All executive officers and directors as a group (2 persons)	1,114,098	74.8

*	Less than 1%

(1)	This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G, if any, filed with the Securities and Exchange Commission (the “SEC”). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2)	Applicable percentages are based on 1,487,847 shares outstanding on December 31, 2002 adjusted as required by rules promulgated by the SEC.

(3)	Represents shares beneficially owned by Hambrecht & Quist Group (4,596 shares) and associated entities, including the following entities: H & Q Ventures IV (133,989 shares), Hambrecht & Quist California (242,904 shares), Hambrecht & Quist Incorporated (3,656 shares), Hambrecht & Quist Venture Partners (131,426 shares), Hamquist (2,551 shares) and Venture Associates (BVI) Limited (230,965 shares).

(4)	Mr. Hambrecht was affiliated with entities described in Note (3) above and thereby subject to aggregation requirements. Mr. Hambrecht may have been deemed to share voting and investment power over those shares held by Hambrecht & Quist Group and associated entities listed in note (3). Mr. Hambrecht disclaims beneficial ownership as to all shares held by Hambrecht & Quist Group and associated entities, except to the extent of his pecuniary interest therein.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

Exhibit
Number	Description

21.1	Subsidiaries of Ironstone Group, Inc.
99.1	Certification of CEO and CFO Respecting Financial Disclosure

(b)   Reports on FORM 8-K

None.

ITEM 14. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, Nicholas J. Giordano, has reviewed the Company’s disclosure controls and procedures within 90 days prior to the filing of this report. Based upon this review, this officer believes that the Company’s disclosure controls and procedures are effective in ensuring that material information related to the Company is made known.

(b) Changes in Internal Controls.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this Form 10-KSB.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

IRONSTONE GROUP, INC. a Delaware corporation

Date: March 31, 2003	By:	/s/ Nicholas J. Giordano
Nicholas J. Giordano Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nicholas J. Giordano	Chief Executive Officer,	March 31, 2003
Nicholas J. Giordano	Chief Financial Officer and Secretary (Principal Executive Officer and Principal Financial Officer)

/s/ Edmund H. Shea, Jr. Edmund H. Shea, Jr	Director	March 31, 2003

CERTIFICATIONS

I, Nicholas J. Giordano, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Ironstone Group, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant is responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant has disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant has indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/ Nicholas J. Giordano

Chief Executive Officer and Chief Financial Officer

IRONSTONE GROUP, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders
Ironstone Group, Inc.

We have audited the accompanying consolidated balance sheet of IRONSTONE GROUP, INC. AND SUBSIDIARIES as of December 31, 2002, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ironstone Group, Inc. and Subsidiaries as of December 31, 2002, and their results of operations and cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

J. H. COHN LLP

San Diego, California
February 15, 2003

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2002

ASSETS:
Current assets:
Cash	$1,310,036
Marketable securities available for sale, at fair value	4,680

Total assets	$1,314,716

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Income tax payable	$52,364

Total liabilities	52,364

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized of which there are no issued and outstanding shares	—
Common stock, $0.01 par value, 25,000,000 shares authorized of which 1,487,847 shares are issued and outstanding	14,878
Additional paid-in capital	21,170,385
Accumulated deficit	(19,761,256)
Accumulated other comprehensive loss	(161,655)

Total shareholders’ equity	1,262,352

Total liabilities and shareholders’ equity	$1,314,716

The accompanying notes are an integral part of these consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2002 and 2001

	2002	2001

Revenues:
Gain on sale of marketable securities	$709,267	$—
Interest and other income	3,595	—

Total revenues	712,862	—

Costs and expenses:
Salaries and wages, payroll taxes and benefits	—	17,149
Legal and other professional fees	101,305	36,950
Rent expense	—	1,820
Interest expense	9,490	12,022
Office expenses	660	1,165

Total costs and expenses	111,455	69,106

Income (loss) before income tax provision	601,407	(69,106)
Income tax provision	53,164	800

Net Income (loss)	$548,243	$(69,906)

COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Net income (loss)	$548,243	$(69,906)
Unrealized holding gain arising during the year:
Unrealized holding gain (loss) arising during the period	1,109,606	(52,611)
Less: reclassification adjustment for gains included in net income	(709,267)	—

Comprehensive income (loss)	$948,582	$(122,517)

Basic earnings (loss) per share:
Net income (loss) per share	$0.37	$(0.05)

Weighted average shares	1,487,847	1,487,847

The accompanying notes are an integral part of these consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2002 and 2001

					Accumulated
			Additional		Other
	Common Stock		Paid In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balances, January 1, 2001	1,487,847	$14,878	$21,170,385	$(20,239,593)	$(509,383)	$436,287
Other comprehensive loss					(52,611)	(52,611)
Net loss				(69,906)		(69,906)

Balances, December 31, 2001	1,487,847	14,878	21,170,385	(20,309,499)	(561,994)	313,770
Other comprehensive income					400,339	400,339
Net income				(548,243)		548,243

Balances, December 31, 2002	1,487,847	$14,878	$21,170,385	$(19,761,256)	$(161,655)	$1,262,352

The accompanying notes are an integral part of these consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2002 and 2001

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$548,243	$(69,906)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Realized gain from sale of marketable securities	(709,267)	—
Changes in operating assets and liabilities:
Accounts payable	(20,511)	15,392
Income tax payable	52,364	—
Interest payable	(16,974)	12,021
Other current liabilities	(1,443)	—

Net cash used in operating activities	(147,588)	(42,493)

CASH FLOWS FROM INVESTING ACTIVITIES - proceeds from sale of marketable securities	1,595,454	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing from shareholder	10,000	45,000
Repayments to shareholder	(157,920)	—

Net cash provided by (used in) financing activities	(147,920)	45,000

Net increase (decrease) in cash	1,299,946	2,507
Cash at beginning of year	10,090	7,583

Cash at end of year	$1,310,036	$10,090

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$26,464	$—

The accompanying notes are an integral part of these consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2002 and 2001

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

Marketable Securities

Marketable securities have been classified by management as available for sale in accordance with Statement of Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). In accordance with SFAS No. 115, marketable securities are recorded at fair value and any unrealized gains and losses are excluded from earnings and reported as a separate component of shareholders’ equity until realized. The fair value of the Company’s marketable securities at December 31, 2002 is based on quoted market prices.

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

Reclassifications

Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

Income Taxes

The Company and its wholly owned subsidiaries file a consolidated federal income tax return. The Company accounts for income taxes pursuant to the asset and liability method which requires deferred tax assets and liabilities be computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2002 and 2001

Earnings <Loss> per share

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

Options to purchase 11,175 shares of the Company’s common stock were outstanding during 2002 and 2001, but were not included in the computation of diluted EPS as their effect would be antidilutive.

2. MARKETABLE SECURITIES

All marketable securities are classified as available for sale. The cost and fair value of marketable securities at December 31, 2002 are as follows:

		Unrealized
	Cost	Loss	Fair Value
Corporate Equity Securities:
Flexi International Software, Inc.	$166,335	$(161,655)	$4,680

3. SHAREHOLDER LOAN

During 2001 the major stockholder of the Company loaned the Company $45,000. The unsecured loan bears interest at 10% per annum and is due on demand. In August 2002, the Company repaid the loan and the accrued interest to the shareholder. For the years ended December 31, 2002 and 2001, interest expense was $9,490 and $12,022, respectively.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2002 and 2001

4. INCOME TAXES

For the year ended December 31, 2002, the provision for income taxes differs from the amount that would result from applying the federal statutory rate due to the utilization of net operating loss carryforwards to eliminate the federal provision. The resultant tax provision represents a current state tax provision.

SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future consequences of events that have been recognized in the financial statements or tax returns. Deferred income taxes reflect the net tax effects of (i) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (ii) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company’s deferred income taxes at December 31, 2002 are as follows:

Deferred tax assets:
Operating loss carryforwards	$10,056,825
Unrealized loss of available for sale securities	64,400

Total deferred tax assets	10,121,225
Less valuation allowance	(10,121,225)

Deferred income taxes - net	$—

As of December 31, 2002, the Company has net operating loss carryforwards for tax purposes of approximately $29,000,000 and California net operating loss carryforwards of approximately $3,131,000. These carryforwards will expire in the years 2004 to 2021.

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

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2002 and 2001

5. SHAREHOLDERS’ EQUITY

Preferred Stock - The Company is authorized to issue up to five million shares of preferred stock without further shareholder approval; the rights, preferences and privileges of which would be determined at the time of issuance. No shares have ever been issued.

Stock Option Plans - The Company has adopted a 1989 Equity Incentive Plan, a 1993 Non-Employee Directors’ Stock Option Plan and a 1994 Equity Incentive Plan (collectively, the “Plans”). In March 1994, the 1989 Equity Incentive Plan was amended to reduce the number of shares reserved there under and the Board of Directors determined that no further grants would be made under this plan. As of December 31, 2002 and 2001, 328,105 shares were available for grant under the Plans. The Plans provide for incentive stock options to be granted at times and prices determined by the Company’s Board of Directors, to be granted at not less than 100% of the fair value of the Company’s common stock on the date of grant. Options are generally subject to a three or four-year vesting schedule. Options issued under the Plans expire at the earlier of the end of the exercise period of no more than ten years from the date of grant or 90 days following the grantee’s end of service to the Company.

During 2002 and 2001, no options were granted, exercised, expired or were forfeited.

The following table summarizes information about fixed price stock options outstanding at December 31, 2002:

	Options Outstanding and Exercisable

	Number	Weighted Ave.	Weighted-
Range of	Outstanding	Remaining	Average
Exercise Prices	12/31/02	Contractual Life	Exercise Price

$0.50	3,200	5.1 years	$0.50
1.06 - 1.13	4,400	5.3	1.10
3.00	1,600	1.8	3.00
4.00	1,975	3.0	4.00

$0.50 - $4.00	11,175	4.3	$1.71

***