Form 10QSB
period 2003-03-31
IRONSTONE GROUP INC
filed 2003-05-12
CIK 723269

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

As of March 31, 2003, 1,487,847 shares of Common Stock, $0.01 par value, were outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

TOTAL NUMBER OF PAGES: 12 INDEX TO EXHIBITS AT PAGE: 12

IRONSTONE GROUP, INC. AND SUBSIDIARIES
INDEX

IRONSTONE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended
	March 31,

	2003	2002

Revenues — Interest and other income	$530	$—

Costs and expenses:
Legal and other professional fees	26,701	5,098
Office expense	—	245
Interest expense	—	3,647
Other expenses	6,784	1,074

Total costs and expenses	33,485	10,064

Net loss	$(32,955)	$(10,064)

COMPREHENSIVE INCOME, NET OF TAX:
Net loss	$(32,955)	$(10,064)
Unrealized holding gain arising during the year	108,661	14,720

Comprehensive income	$75,706	$4,656

Basic loss per share	$(0.02)	$(0.01)

Weighted average shares	1,487,487	1,487,487

The accompanying notes are an integral part of these consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2003
(unaudited)

ASSETS:
Current assets:
Cash	$631,637
Convertible Notes Receivable	300,000
Marketable securities available for sale, at fair value	407,020

Total assets	$1,338,657

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities	$—
Shareholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized of which there are no issued and outstanding shares	—
Common stock, $0.01 par value, 25,000,000 shares authorized of which 1,487,847 shares are issued and outstanding	14,879
Additional paid-in capital	21,170,385
Accumulated deficit	(19,793,613)
Accumulated other comprehensive loss	(52,994)

Total shareholders’ equity	1,338,657

Total liabilities and shareholders’ equity	$1,338,657

The accompanying notes are an integral part of these consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,955)	$(10,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	—	3,647
Income tax payable	(52,364)	—

Net cash used in operating activities	(85,319)	(6,417)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in convertible notes receivable	(300,000)
Purchase of marketable securities	(293,680)

Net cash provided by (used in) investing activities	(593,680)	—

Net increase (decrease) in cash	(678,999)	(6,417)
Cash at beginning of period	1,310,636	10,090

Cash at end of period	$631,637	$3,673

The accompanying notes are an integral part of these consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2003 and 2002
(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Business Activities

The Company currently has no operations but is seeking appropriate business combination opportunities. Alternatively, the Company is looking for an investment opportunity for some or all of its remaining liquid assets.

Marketable Securities

Marketable securities have been classified by management as available for sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). In accordance with SFAS No. 115, marketable securities are recorded at fair value and any unrealized gains or losses are excluded from earnings and reported as a separate component of shareholders’ equity until realized. The fair value of the Company’s marketable securities at March 31, 2002 is based on quoted market prices.

Adjustments

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s most recent Annual Report and Form 10-KSB for the year ended December 31, 2002.

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

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2003 and 2002
(UNAUDITED)

2. CONVERTIBLE PROMISSORY NOTES RECEIVABLE

The convertible promissory notes receivable are due from an unrelated company, bear interest at 6%, include a warrant for the purchase of common stock described below and are due on the earlier of September 30, 2003, or the date on which the maker of the notes enters into the certain specified financing transactions. If the maker of the notes closes an offering for the sale of preferred stock, on the date of the offering, the notes and accrued interest will automatically convert into preferred stock on a dollar for dollar basis. If the maker of the notes does not close an offering of preferred stock before September 30, 2003, on that date the notes and accrued interest will automatically convert into common stock of the maker of the notes. The number of shares of common stock to be issued upon conversion will be based on the average closing price of the maker’s common stock over the sixty-day period ending September 30, 2003.

The warrants issued in connection with the convertible promissory notes receivable grant the Company the right to purchase 900,000 shares of common stock of the maker of the notes at a price equal to 115% of the closing price of the common stock on the date the notes were issued. The warrants have a term of three years and both the number of shares and the warrant strike price are subject to the adjustment should certain specified events occur during the warrant term. Such events include a merger or recapitalization, sale of assets or declaration of a stock dividend. No amounts have been attributed to the warrants, as the fair market value of the warrants at the date of issuance was not significant. At March 31, 2003, the market price of the underlying common stock was still less than the strike price of the warrants, and no events had occurred that would alter either the strike price or the number of shares of common stock that could be acquired through the exercise of the warrants.

3. EARNINGS PER SHARE — BASIC AND DILUTED

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

Options to purchase 11,175 shares of the Company’s common stock were outstanding during 2003 and 2002 but were not included in the computation of diluted EPS as the Company incurred a net loss.

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

Results Of Operations
Comparison of 2003 to 2002

Costs and expenses for the three-month period ended March 31, 2003 increased $23,421 or 232.7% as compared to the same period in 2002. This was primarily due to the increase in legal and professional fees associated with the sale of securities.

Liquidity And Capital Resources

Net cash used in operating activities for the three-month period ended March 31, 2003 was $85,319. The net decrease in cash of $678,999 was primarily due to investing activities. The Company invested in Plumtree Software, Inc. through the open market. The Company also acquired $300,000 of promissory notes receivable from Salon.com, Inc. through a round of financing that included the receipt of warrants for the purchase of 900,000 shares of common stock of the issuer. Management believes that its current level of cash and marketable securities will be adequate to meet its operating needs during the remainder of 2003.

The Company may make an investment in other companies or obtain additional equity or working capital through bank borrowings and public or private sale of equity securities. There can be no assurance, however, that such additional financing will be available on terms favorable to the Company, or at all.

Trends and Uncertainties

Termination of Historical Business Lines
 By winding down the Belt Perry property and tax services group, the Company has exited from its traditional lines of business. Management and the Board of Directors are actively seeking appropriate business combination opportunities for the Company. In the alternative, management and the Board are looking for an investment opportunity for the Company to invest some or all of its remaining liquid assets. In the interim, the Company’s cash assets are invested in corporate securities, corporate notes receivable, and demand deposit accounts. If the Company does not find an operating entity to combine with, and if its assets are not invested in certain types of securities (primarily government securities), it may be deemed to be an investment company under the terms of the Investment Company Act of 1940, as amended.

Item 3. Controls and Procedures

Within 90 days prior to the date of this quarterly report on Form 10-QSB for the first quarter ended March 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934. Based upon the evaluation, this principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting him to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company’s periodic SEC filings. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

IRONSTONE GROUP, INC
a Delaware corporation

Date: May 12, 2003	By:	/s/ Nicholas J. Giordano
Nicholas J. Giordano
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nicholas J. Giordano Nicholas J. Giordano	Chief Executive Officer, Chief Financial Officer and Secretary (Principal Executive Officer and Principal Financial Officer)	May 12, 2003

/s/ Edmund H. Shea, Jr. Edmund H. Shea, Jr.	Director	May 12, 2003

CERTIFICATION OF PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Nicholas J. Giordano, certify that:

1.     I have reviewed this quarterly report on Form 10-QSB of Ironstone Group Inc.;

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

Date: May 12, 2003

/s/ Nicholas J. Giordano

Nicholas J. Giordano
Chief Executive Officer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit	Description

99.3	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***