Form 10QSB
period 2003-06-30
IRONSTONE GROUP INC
filed 2003-08-13
CIK 723269

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

As of June 30, 2003, 1,487,847 shares of Common Stock, $0.01 par value, were outstanding.

Transitional Small Business Disclosure Format:   Yes  ☐   No  ☒

IRONSTONE GROUP, INC. AND SUBSIDIARIES
INDEX

Page

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2003 and 2002	3
Condensed consolidated balance sheet at June 30, 2003	5
Condensed consolidated statements of cash flows for the six months ended June 30, 2003 and 2002	6
Notes to condensed consolidated financial statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3. Controls and Procedures	10
PART II — OTHER INFORMATION
Item 6. Exhibits	10
SIGNATURES	11

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended
	June 30,

	2003	2002

Revenues:
Gain on sale of marketable securities	$13,737	$—
Interest and other income	1,011	—

Total revenues	14,748	—

Costs and expenses:
Legal and other professional fees	18,984	12,459
Office expense	—	245
Interest expense	—	3,548
Other expenses	105	800

Total costs and expenses	19,089	17,052

Net loss	$(4,341)	$(17,052)

COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Net loss	$(4,341)	$(17,052)
Unrealized holding gain (loss) arising during the period	8,060	(87,538)

Comprehensive income (loss)	$3,719	$(104,590)

Basic loss per share	$(0.00)	$(0.01)

Weighted average shares	1,487,487	1,487,487

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Six Months Ended
	June 30,

	2003	2002

Revenues:
Gain on sale of marketable securities	$13,737	$—
Interest and other income	1,541	—

Total revenues	15,278	—

Costs and expenses:
Legal and other professional fees	45,685	17,831
Office expense	—	490
Interest expense	—	7,195
Other expense	6,889	800
Total costs and expenses	52,574	26,316

Net loss	$(37,296)	$(26,316)

COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Net loss	$(37,296)	$(26,316)
Unrealized holding gain (loss) arising during the period	79,509	(102,258)

Comprehensive income (loss)	$42,213	$(128,574)

Basic loss per share	$(0.03)	$(0.02)

Weighted average shares	1,487,847	1,487,847

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2003
(unaudited)

ASSETS:
Current assets:
Cash	$530,084
Convertible notes receivable	500,000
Marketable securities available for sale, at fair value	275,080

Total assets	$1,305,164

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities	$—
Shareholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized of which there are no issued and outstanding shares Common stock, $0.01 par value, 25,000,000 shares authorized of	—
which 1,487,847 shares are issued and outstanding	14,879
Additional paid-in capital	21,170,385
Accumulated deficit	(19,797,954)
Accumulated other comprehensive loss	(82,146)

Total shareholders’ equity	1,305,164

Total liabilities and shareholders’ equity	$1,305,164

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,296)	$(26,316)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of marketable securities	(13,737)
Changes in operating assets and liabilities:
Income tax payable	(52,364)	—
Interest payable	—	7,195

Net cash used in operating activities	(103,397)	(19,121)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in convertible notes receivable	(500,000)	—
Loan payable to shareholder	—	10,000
Purchase of marketable securities	(293,680)
Proceeds from the sale of marketable securities	116,525	—

Net cash provided by (used in) investing activities	(677,155)	10,000

Net decrease in cash	(780,552)	(9,121)
Cash at beginning of period	1,310,636	10,091

Cash at end of period	$530,084	$970

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2003 and 2002
(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Business Activities

The Company currently has no operations but is seeking appropriate business combination opportunities. Alternatively, the Company is looking for an investment opportunity for some or all of its remaining liquid assets.

Marketable Securities

Marketable securities have been classified by management as available for sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). In accordance with SFAS No. 115, marketable securities are recorded at fair value and any unrealized gains or losses are excluded from earnings and reported as a separate component of shareholders’ equity until realized. The fair value of the Company’s marketable securities at June 30, 2003 is based on quoted market prices.

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
Six Months Ended June 30, 2003 and 2002
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

The warrants issued in connection with the convertible promissory notes receivable grant the Company the right to purchase 1,500,000 shares of common stock of the maker of the notes at a price equal to 115% of the closing price of the common stock on the date the notes were issued. The warrants have a term of three years and both the number of shares and the warrant strike price are subject to the adjustment should certain specified events occur during the warrant term. Such events include a merger or recapitalization, sale of assets or declaration of a stock dividend. No amounts have been attributed to the warrants, as the fair market value of the warrants at the date of issuance was not significant. At June 30, 2003, the market price of the underlying common stock was still less than the strike price of the warrants, and no events had occurred that would alter either the strike price or the number of shares of common stock that could be acquired through the exercise of the warrants.

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

Results Of Operations Comparison of 2003 to 2002

Costs and expenses for the three-month period ended June 30, 2003 increased $2,037 or 11.9% and $26,258 or 99.8% for the six-month period ended June 30, 2003 as compared to the same periods in 2002. This was primarily due to the increase in legal and professional fees associated with the negotiations surrounding the term of the convertible notes receivable and other corporate matters.

Liquidity And Capital Resources

Net cash used in operating activities for the six-month period ended June 30, 2003 was $103,397. The net decrease in cash of $780,552 was primarily due to investing activities. The Company invested in Plumtree Software, Inc. through the open market. The Company also acquired $500,000 of promissory notes receivable from Salon.com, Inc. through a round of financing that included the receipt of warrants for the purchase of 1,500,000 shares of common stock of the issuer. Management believes that its current level of cash and marketable securities will be adequate to meet its operating needs during the remainder of 2003.

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

Item 3. Controls and Procedures

The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures as of June 30, 2003. Based on this evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in the company’s internal control over financial reporting that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits

31.1 31.2	Section 302 – Principal Executive and Financial Officer Certification Section 1350 – Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

IRONSTONE GROUP, INC. a Delaware corporation
Date: August 13, 2003	By:	/s/ Nicholas J. Giordano

Nicholas J. Giordano Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nicholas J. Giordano Nicholas J. Giordano	Chief Executive Officer, Chief Financial Officer and Secretary (Principal Executive Officer and Principal Financial Officer)	August 13, 2003

/s/ Edmund H. Shea, Jr. Edmund H. Shea, Jr.	Director	August 13, 2003

***