Form 10QSB
period 2003-09-30
IRONSTONE GROUP INC
filed 2003-11-12
CIK 723269

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF
1934

For the quarterly period ended September 30, 2003

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

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]  No  [   ]

As of September 30, 2003, 742,311 shares of Common Stock, $0.01 par value, were outstanding.

Transitional Small Business Disclosure Format:   Yes [   ]  No [X]

TOTAL NUMBER OF PAGES: 11 INDEX TO EXHIBITS AT PAGE: N/A

IRONSTONE GROUP, INC. AND SUBSIDIARIES

INDEX

Page

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2003 and 2002	3
Condensed consolidated balance sheet at September 30, 2003	5
Condensed consolidated statements of cash flows for the nine months ended September 30, 2003 and 2002	6
Notes to condensed consolidated financial statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3. Controls and Procedures	10
PART II - OTHER INFORMATION
Item 5. Other Information	10
Item 6. Exhibits	10
SIGNATURES	11

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended
	September 30,
	2003	2002

Revenues:
Gain on sale of marketable securities	$27,299	$709,267
Interest and other income	140	843

Total revenues	27,439	710,110

Costs and expenses:
Legal and other professional fees	19,787	54,844
Interest expense	—	2,294
Other expenses	1,529	175

Total costs and expenses	21,316	57,313

Net income	$6,123	$652,797

COMPREHENSIVE INCOME, NET OF TAX:
Net income	$6,123	$652,797
Unrealized holding gain arising during the year:
Unrealized holding gain arising during the period	41,593	1,211,854
Less: reclassification adjustment for gains included in net income	(27,299)	(709,267)

Comprehensive income	$20,417	$1,155,384

Basic income per share	$—	$0.44

Weighted average shares	1,382,471	1,487,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)

	Nine Months Ended
	September 30,
	2003	2002

Revenues:
Gain on sale of marketable securities	$41,036	$709,267
Interest and other income	1,681	843

Total revenues	42,717	710,110

Costs and expenses:
Legal and other professional fees	65,473	72,674
Interest expense	—	9,490
Other expense	8,418	1,465

Total costs and expenses	73,891	83,629

Net income (loss)	$(31,174)	$626,481

COMPREHENSIVE INCOME, NET OF TAX:
Net income (loss)	$(31,174)	$626,481
Unrealized holding gain arising during the year:
Unrealized holding gain arising during the period	134,839	1,109,596
Less: reclassification adjustment for gains included in net income	(41,036)	(709,267)

Comprehensive income	$62,629	$1,026,810

Basic income (loss) per share	$(0.02)	$0.42

Weighted average shares	1,452,336	1,487,847

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2003
(unaudited)

ASSETS:
Current assets:
Cash	$73,067
Convertible notes receivable	500,000
Marketable securities available for sale, at fair value	202,050

Total assets	$775,117

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities	$—
Shareholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized of which there are no issued and outstanding shares	—
Common stock, $0.01 par value, 25,000,000 shares authorized of which 1,487,847 shares are issued and outstanding	14,879
Treasury Stock, 745,536 shares repurchased	(521,875)
Additional paid-in capital	21,170,385
Accumulated deficit	(19,791,832)
Accumulated other comprehensive loss	(96,440)

Total shareholders’ equity	775,117

Total liabilities and shareholders’ equity	$775,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(31,174)	$626,481
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of marketable securities	(41,036)	(709,267)
Changes in operating assets and liabilities:
Accounts payable	—	(20,511)
Income tax payable	(52,364)	—
Interest payable	—	(16,974)
Other current liabilities	—	(1,443)

Net cash used in operating activities	(124,574)	(121,714)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in convertible notes receivable	(500,000)	—
Loan payable to shareholder	—	—
Purchase of marketable securities	(293,680)	—
Proceeds from the sale of marketable securities	202,560	1,595,445

Net cash provided by (used in) investing activities	(591,120)	1,595,445

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(521,875)	—
Borrowings from shareholder	—	10,000
Repayments to shareholder	—	(157,920)

Net cash used in financing activities	(521,875)	(147,920)

Net increase (decrease) in cash	(1,237,569)	1,325,811
Cash at beginning of period	1,310,636	10,090

Cash at end of period	$73,067	$1,335,901

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2003 and 2002
(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities

The Company currently has no operations but is seeking appropriate business combination opportunities. Alternatively, the Company is looking for an investment opportunity for some or all of its remaining liquid assets.

Marketable Securities

Marketable securities have been classified by management as available for sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). In accordance with SFAS No. 115, marketable securities are recorded at fair value and any unrealized gains or losses are excluded from earnings and reported as a separate component of shareholders’ equity until realized. The fair value of the Company’s marketable securities at September 30, 2003 is based on quoted market prices.

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
Nine Months Ended September 30, 2003 and 2002
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

On September 12, 2003, Salon Media Group, Inc. issued two amendments to the convertible promissory notes. Amendment No. 1 states that all references in the note pertaining to the original September 30, 2003 date shall be amended to December 31, 2003. If no financing shall have occurred by the close of business on December 31, 2003, then this note shall be convertible at the option of Ironstone into the common stock of Salon. Amendment No. 2 states that in the event of a conversion, the number of shares of common stock to be issued shall equal the aggregate amount of the obligation divided by the average closing price of the common stock over the sixty-day period ending September 30, 2003 or December 31, 2003, whichever is lower, as reported on such market(s) where the common stock has traded.

The warrants issued in connection with the convertible promissory notes receivable grant the Company the right to purchase 1,500,000 shares of common stock of the maker of the notes at a price equal to 115% of the closing price of the common stock on the date the notes were issued. The warrants have a term of three years and both the number of shares and the warrant strike price are subject to the adjustment should certain specified events occur during the warrant term. Such events include a merger or recapitalization, sale of assets or declaration of a stock dividend. No amounts have been attributed to the warrants, as the fair market value of the warrants at the date of issuance was not significant. At September 30, 2003, the market price of the underlying common stock was greater than the various strike prices of the warrants. If exercised on September 30, 2003, the total market value of the underlying common stock would be $7,950 in excess of the cost.

3. EARNINGS PER SHARE - BASIC AND DILUTED

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

Options to purchase 11,175 shares of the Company’s common stock were outstanding during 2003 and 2002 but were not included in the computation of diluted EPS as their effect would have been insignificant.

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

Results Of Operations
Comparison of 2003 to 2002

Costs and expenses for the three-month period ended September 30, 2003 decreased $35,997 or 62.8% and $9,738 or 11.6% for the nine-month period ended September 30, 2003 as compared to the same periods in 2002. This was primarily due to the decrease in legal and professional fees associated with the negotiations surrounding the sale of Interlinq stock and other corporate matters. Additionally, there was no debt outstanding, and thus no interest expense accrued.

Liquidity And Capital Resources

Net cash used in operating activities for the nine-month period ended September 30, 2003 was $124,574. The net decrease in cash of $1,237,569 was primarily due to investing and financing activities. The Company invested in Plumtree Software, Inc. through the open market. The Company also acquired $500,000 of promissory notes receivable from Salon.com, Inc. through a round of financing that included the receipt of warrants for the purchase of 1,500,000 shares of common stock of the issuer. During the quarter ended September 30, 2003, the Company repurchased 745,536 shares of its common stock from a majority shareholder for $521,875. Such repurchased shares are being held as treasury stock at September 30, 2003. Management believes that its current level of cash and marketable securities will be adequate to meet its operating needs through September 30, 2004.

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

Item 3. Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures as of September 30, 2003. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 5. Other Information

On October 6, 2003, Nicholas J. Giordano resigned from the Board of Directors. He was replaced on the Board by Robert H. Hambrecht.

Item 6. Exhibits

31.1	Section 302 – Principal Executive and Financial Officer Certification

31.2	Section 1350 – Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

IRONSTONE GROUP, INC. a Delaware corporation

Date: November 12, 2003	By: /s/ Nicholas J. Giordano

Nicholas J. Giordano
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nicholas J. Giordano Nicholas J. Giordano	Chief Executive Officer, Chief Financial Officer and Secretary (Principal Executive Officer and Principal Financial Officer)	November 12, 2003

/s/ Edmund H. Shea, Jr. Edmund H. Shea, Jr.	Director	November 12, 2003

/s/ William R. Hambrecht	Director	November 12, 2003
William R. Hambrecht

***