Form 10KSB
period 2003-12-31
IRONSTONE GROUP INC
filed 2004-03-29
CIK 723269

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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
Common Stock, $0.01 par value

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [X]

Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X]   No [  ]

The Registrant’s revenues for the fiscal year ended December 31, 2003 were $121,640.

The approximate aggregate market value of voting stock held by non-affiliates of the Registrant was $137,574 as of December 31, 2003 based on the closing bid price on December 31, 2003. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

As of December 31, 2003, 742,311 shares of Common Stock, $0.01 par value, were outstanding.

Transitional Small Business Disclosure Format: Yes [  ]   No [X]

PART 1

ITEM 1. BUSINESS

BACKGROUND

Ironstone Group, Inc, (“Ironstone”) a Delaware corporation, was incorporated in 1972. Since 1986, a majority of Ironstone’s outstanding shares has been owned by Hambrecht & Quist Group, a San Francisco-based investment banking and venture capital firm, and its affiliates (collectively “H&Q”). In September 2003, Ironstone repurchased all of these shares. Such repurchased shares are currently being held as treasury stock. The Hambrecht 1980 Revocable Trust presently owns over 50% of Ironstone’s outstanding voting shares.

BUSINESS STRATEGY

Currently, the Company is reviewing options and new business opportunities. The Company has almost $16,000 in marketable securities, $53,327 in cash, and tax loss carryforwards at its disposal.

There can be no assurance that the Company will acquire businesses, form additional alliances, or expand its existing services. Failure to expand the scope of services provided by the Company may have an adverse effect on the Company’s results of operations.

EMPLOYEES

As of December 31, 2003, the Company had one part-time consultant who was the chief executive officer and chief financial officer of the company. This consultant is not subject to a collective bargaining agreement.

ITEM 2. PROPERTIES

The Company’s principal executive offices are located at 539 Bryant Street, San Francisco, California and its telephone number is (415) 551-3260.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of stockholders during 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is not eligible for publication of quotations on any securities market and the Company is not aware of any recent material trading activity in shares of its Common Stock. As of December 31, 2003, there were approximately 800 holders of record of the Company’s Common Stock. The Company has not paid cash dividends on its Common Stock since its inception and does not intend to pay cash dividends on its Common Stock in the foreseeable future.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

While the Company continues to evaluate business opportunities, its sole source of revenue is from the sale of marketable securities. Management has classified these marketable securities, in accordance with SFAS No. 115, as available for sale. These securities are recorded at fair market value, and any unrealized gains and losses are reported as a separate component of shareholders’ equity.

Ironstone’s primary expenses are generated from maintaining regulatory procedures, such as quarterly review and annual audit of the financial statements, seeking legal counsel when appropriate, and consulting fees.

RESULTS OF OPERATIONS

Year ended December 31, 2003

Revenues for 2003 were $121,640, a decrease of $591,222 as compared to 2002. The revenue decrease was due to the sale of certain marketable securities and the return on investment of the proceeds.

Costs and expenses for 2003 totaled $137,398, an increase of $25,943 or 23.28% as compared to 2002. This increase was primarily due to higher professional fees related to higher costs for operations and legal counsel associated with SEC and tax filings.

On September 17, 2003, the Company repurchased 745,536 shares of its outstanding common stock (the “Shares”) at a purchase price of $0.70 per share for an aggregate purchase price of $521,875. Prior to such repurchase, the Shares represented 50.11% of the issued and outstanding shares of common stock of the registrant. The selling shareholders — Hambrecht & Quist California, a California corporation, Hambrecht & Quist Venture Partners, a California limited partnership, Hamquist, a California limited partnership, H&Q Ventures IV, a California limited partnership, Venture Associates (BVI) Limited, a British Virgin Islands company, and J.P. Morgan Securities Inc., a Delaware corporation – are all affiliates of J.P. Morgan – Chase. The Company holds the Shares as treasury stock.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the year ended December 31, 2003 was $179,950. Working capital at December 31, 2003 was $755,279, a decrease of $507,073 or 40% from 2002.

Cash decreased by $1,256,709 from $1,310,036 at the end of 2002 to $53,327 at the end of 2003. Management believes that its current level of cash and marketable securities will be adequate to meet its operating needs through 2004, but there can be no assurance that available cash and marketable securities will be sufficient to meet all of the Company’s needs in 2004 or beyond.

While the Company explores new business opportunities, the primary capital resource of the Company is 843 shares of Series C Preferred Stock of Salon Media Group, Inc. (“Salon”). These shares were converted on December 31, 2003 from Convertible Promissory Notes purchased by the Company and are convertible to common stock after the following: (1) Salon has amended its Certificate of Incorporation; and (2) Salon has received the necessary approvals from its Board of Directors and shareholders to increase the authorized number of shares of common stock. The Series C Preferred Stock is convertible into common stock of Salon at the conversion rate determined by dividing the Series C Preferred Stock per share price of $800 by the Series C Conversion Price of $.04, or at the rate of one share of Series C Preferred Stock to 20,000 shares of common stock. If converted, the Company’s shares of Series C preferred Stock represent 13.78% of Salon’s common stock outstanding as of December 31, 2003. There can be no assurance that a market exists for either the Series C Preferred Stock currently owned by the Company or the common stock should such stock be converted.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 8A. Controls and Procedures.

Evaluation of disclosure controls and procedures

     As of December 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Company’s principal executive and financial officers concluded that the Company’s disclosure controls and procedures are effective in timely providing them with material information relating to the Company, as required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal controls

     There were no significant changes in the Company’s internal controls or other factors that could significantly affect those controls subsequent to the date of the Company’s evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 9. DIRECTORS, EXECUTIVES OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS

Name	Age	Director Since
Edmund H. Shea, Jr.	72	1993
William R. Hambrecht	68	2003
Robert H. Hambrecht	37	2003

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

William R. Hambrecht is the Chairman/CEO of WR Hambrecht + Co which he founded in January 1998. He was co-founder of Hambrecht & Quist in 1968 where he held various executive management positions until he resigned in December 1997. He holds a B.S. from Princeton University.

Robert H. Hambrecht was a founding partner of W.R. Hambrecht + Co., an investment banking firm, founded in January 1998, and is presently a Managing Director. From 1996 through January 1998, Mr. Hambrecht was Vice President of H&Q Venture Partners, a venture capital firm. From 1994 to 1996, Mr. Hambrecht was employed by Unterberg Harris, an investment banking firm. Mr. Hambrecht earned a master’s degree in public administration from Columbia University in 1993. Mr. Hambrecht also serves on the Board of Directors of four privately-held companies.

EXECUTIVE OFFICERS

The following table sets forth the names, ages and positions of the Company’s executive officers as of December 31, 2003. A summary of the background and experience of each of these individuals is set forth after the table.

Name	Age	Position
Nicholas J. Giordano	28	Chief Executive Officer, Chief Financial Officer and Secretary

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

In January 2004 Mr. Giordano tendered his resignation which was accepted by the Board of Directors. Thereafter the Board of Directors appointed Robert H. Hambrecht to the positions of Chief Executive Officer, Chief Financial Officer, and Secretary. Mr. Hambrecht was previously appointed as Director to the Board of Directors in 2003.

Code of Ethics

     The Company has adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all of the Company’s employees (including its executive officers) and directors. The Company shall provide to any person without charge, upon request, a copy of the Code. Any such request must be made in writing to the Company, c/o Robert H. Hambrecht, 530 Bryant Street, Suite 100, San Francisco, CA 94107.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

Each non-employee director of the Company is entitled to receive a fee for each meeting attended in person (plus $500 for each committee meeting attended by committee members on a day other than a Board meeting date). The members of the Board of Directors are also eligible for reimbursement for their expenses incurred in connection with attendance at Board meetings in accordance with Company policy.

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

COMPENSATION OF EXECUTIVE OFFICERS

SUMMARY OF COMPENSATION

The following table shows for the fiscal year ended December 31, 2003, compensation awarded or paid to, or earned by, the Company’s Chief Executive Officer. The Company’s Chief Executive Officer has served in this capacity since June 2001 and no other executive officers earned more than $100,000 during the fiscal year ended December 31, 2003.

				OTHER ANNUAL
NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS	COMPENSATION ($)
Nicholas J. Giordano	2003	—	—	30,000
Chief Executive Officer and Chief Financial Officer

STOCK OPTION GRANTS AND EXERCISES

The 1994 Equity Incentive Plan (the “Plan”) provides for the grant of (i) both incentive and nonstatutory stock options and (ii) rights to purchase restricted stock, together “Stock Awards”, to the Company’s directors, officers and employees. Directors who are not salaried employees of or consultants to the Company or to any affiliate of the Company are not eligible to participate in the Plan. As of December 31, 2003, options to purchase a total of 11,175 shares were outstanding under the Plan, no shares had been purchased pursuant to the Plan and 228,825 shares remained available for future issuance there under.

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

No options or rights to purchase restricted stock were granted to the Company’s executive officer during the fiscal year ended December 31, 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of the Company’s Common Stock as of December 31, 2003 by: (i) each director and nominee for director; (ii) all officers and directors of the Company as a group; and (iii) all those known by the Company to be beneficial owners of more than five percent of its Common Stock.

BENEFICIAL OWNERSHIP (1)

	NUMBER OF SHARES
BENEFICIAL OWNER	OF COMMON STOCK	PERCENT TOTAL (2)
William R. Hambrecht	381,254	51.4
539 Bryant Street
San Francisco, CA 94107
Edmund H. Shea, Jr. and related entities	113,173	15.3
655 Brea Canyon Road
Walnut, CA 91789
Emmett R. DeMoss Jr.	51,350	6.9
1321 Butterfield Road
San Anselmo, CA 94960
All executive officers and directors as a group (3 persons)	545,777	73.6

(1)	This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G, if any, filed with the Securities and Exchange Commission (the “SEC”). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2)	Applicable percentages are based on 742,311 shares outstanding on December 31, 2003 adjusted as required by rules promulgated by the SEC.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Commencing February 11, 2003, the Company executed a series of convertible promissory notes with Salon Media Group that converted to 843 shares of Series C Preferred Stock on December 30, 2003. In April 2003 Salon announced the appointment of Elizabeth Hambrecht as its Chief Financial Officer, Treasurer and Secretary. In October 2003 she was appointed President of Salon Media Group. Ms. Hambrecht is the daughter of William R. Hambrecht and the sister of Robert H. Hambrecht.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit
Number	Description
21.1	Subsidiaries of Ironstone Group, Inc.
31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002
31.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on FORM 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

IRONSTONE GROUP, INC. a Delaware corporation

Date: March 30, 2004	By:	/s/ Robert H. Hambrecht

Robert H. Hambrecht Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert H. Hambrecht Robert H. Hambrecht	Chief Executive Officer, Chief Financial Officer and Secretary (Principal Executive Officer and Principal Financial Officer)	March 30, 2004

/s/ Edmund H. Shea, Jr. Edmund H. Shea, Jr.	Director	March 30, 2004

/s/ William R. Hambrecht William R. Hambrecht	Director	March 30, 2004

/s/ Robert H. Hambrecht Robert H. Hambrecht	Director	March 30, 2004

IRONSTONE GROUP, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders
Ironstone Group, Inc.

We have audited the accompanying consolidated balance sheet of IRONSTONE GROUP, INC. AND SUBSIDIARIES as of December 31, 2003, and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ironstone Group, Inc. and Subsidiaries as of December 31, 2003, and their results of operations and cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ J. H. Cohn LLP

San Diego, California
January 30, 2004

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2003

ASSETS:
Current assets:
Cash	$53,327
Marketable securities, available for sale, at fair value	15,600
Investment in Salon Media Group, Inc. Series C Preferred Stock	674,400
Warrants, at fair value	19,500
Other	578

Total assets	$763,405

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities - accounts payable	$8,126

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized of which there are no issued and outstanding shares	—
Common stock, $0.01 par value, 25,000,000 shares authorized of which 1,487,847 shares are issued	14,878
Additional paid-in capital	21,170,385
Accumulated deficit	(19,757,514)
Accumulated other comprehensive loss	(150,595)

1,277,154
Less: Treasury stock, 745,536 shares	(521,875)

Total shareholders’ equity	755,279

Total liabilities and shareholders’ equity	$763,405

The accompanying notes are an integral part of these consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Years Ended December 31, 2003 and 2002

	2003	2002
Revenues:
Gain on sale of marketable securities	$94,976	$709,267
Interest and other income	26,664	3,595

Total revenues	121,640	712,862

Costs and expenses:
Legal and other professional fees	125,707	101,305
Interest expense	—	9,490
Miscellaneous expenses	11,691	660

Total costs and expenses	137,398	111,455

Income (loss) from operations	(15,758)	601,407
Other income - warrants received, at fair value	19,500

Income before income tax provision	3,742	601,407
Income tax provision	—	53,164

Net Income	$3,742	$548,243

COMPREHENSIVE INCOME, NET OF TAX:
Net income	$3,742	$548,243
Unrealized holding gain arising during the year:
Unrealized holding gain arising during the period	106,036	1,109,606
Less: reclassification adjustment for gains included in net income	(94,976)	(709,267)

Comprehensive income	$14,802	$948,582

Basic earnings per share:
Net income per share	$0.00	$0.37

Weighted average shares	1,273,378	1,487,847

The accompanying notes are an integral part of these consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2003 and 2002

					Accumulated
			Additional		Other
	Common Stock		Paid In	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Income/(Loss)	Shares	Amount	Total
Balances,
January 1, 2002	1,487,847	$14,878	$21,170,385	$(20,309,499)	$(561,994)	—	$—	$313,770
Other comprehensive income					400,339			400,339
Net income				548,243				548,243
Balances,

December 31, 2002	1,487,847	14,878	21,170,385	(19,761,256)	(161,655)	—	—	1,262,352
Repurchase of stock						745,536	(521,875)	(521,875)
Other comprehensive income					11,060			11,060
Net income				3,742				3,742

Balances,
December 31, 2003	1,487,847	$14,878	$21,170,385	$(19,757,514)	$(150,595)	745,536	$(521,875)	$755,279

The accompanying notes are an integral part of these consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2003 and 2002

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,742	$548,243
Adjustments to reconcile net income to net cash used in operating activities:
Realized gain from sale of marketable securities	(94,976)	(709,267)
Warrants received, at fair value	(19,500)
Changes in operating assets and liabilities:
Interest receivable	(24,978)	—
Accounts payable	8,126	(20,511)
Income tax payable	(52,364)	52,364
Interest payable	—	(16,974)
Other current liabilties	—	(1,443)

Net cash used in operating activities	(179,950)	(147,588)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	388,795	1,595,454
Purchase of marketable securities	(293,679)	—
Issuance of notes receivable	(650,000)	—

Net cash provided by (used in) investing activities	(554,884)	1,595,454

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(521,875)	—
Borrowing from shareholder	—	10,000
Repayments to shareholder	—	(157,920)

Net cash used in financing activities	(521,875)	(147,920)

Net increase (decrease) in cash	(1,256,709)	1,299,946
Cash at beginning of year	1,310,036	10,090

Cash at end of year	$53,327	$1,310,036

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$—	$26,464

Supplemental disclosure of non-cash investing activities:
Conversion of notes receivable of $650,000 and interest receivable of $24,400 into investment in Series C Preferred Stock	$674,400

The accompanying notes are an integral part of these consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2003 and 2002

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities

Ironstone Group, Inc.’s (the “Company”) was incorporated in 1972. Since 1986, a majority of the Company’s outstanding shares have been owned by Hambrecht & Quist Group, a San Francisco based investment banking and venture capital firm. Since that time, the Company has actively sought appropriate business combination opportunities. In the alternative, the Company is looking for an investment opportunity for some or all of its remaining liquid assets.

Marketable Securities

Marketable securities have been classified by management as available for sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). In accordance with SFAS No. 115, marketable securities are recorded at fair value and any unrealized gains and losses are excluded from earnings and reported as a separate component of shareholders’ equity until realized. The fair value of the Company’s marketable securities at December 31, 2003 is based on quoted market prices. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis.

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

Reclassifications

Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

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

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2003 and 2002

Earnings per share

Basic EPS excludes dilution from common stock equivalents and is computed by dividing net income applicable to common shareholders by the weighted average number of common shares actually outstanding during the period. Diluted EPS reflects the potential dilution from common stock equivalents, except where inclusion of such common stock equivalents would have an anti-dilutive effect, using only the average stock price during the period in the computation.

Options to purchase 11,175 shares of the Company’s common stock were outstanding during 2003 and 2002, but were not included in the computation of diluted EPS as their effect would be anti-dilutive.

2. MARKETABLE SECURITIES

All marketable securities are classified as available for sale. The cost and fair value of marketable securities at December 31, 2003 are as follows:

		Unrealized
	Cost	Loss	Fair Value
Corporate Equity Securities:
Flexi International Software, Inc.	$166,335	$(150,735)	$15,600

3. INVESTMENT IN SALON GROUP, INC.

During the year ended December 31, 2003, the Company acquired seven convertible promissory notes totaling $650,000 from Salon Group, Inc. The notes accrued interest at 6% per annum and were secured by assets of the issuer. On December 30, 2003, the notes and accrued interest of $24,400 were converted into 843 shares at $800 per share for an aggregate of $674,400 of Series C Preferred stock in Salon Group, Inc. Each Series C Preferred share can be converted into 20,000 shares of common stock at $.04 per share which approximates fair value at December 31, 2003.

Additionally, in conjunction with the seven promissory notes, the Company received warrants to purchase 1,950,000 shares of common stock in Salon Group, Inc. at prices ranging from $0.04182 - $0.05256 per share. The warrants are fully exercisable and expire three years from issuance. The warrants were valued at $.01 per share using the Black-Scholes Pricing Model assuming volatility of 52%, interest at 3% and dividend yield at 0%. The value of the warrants received of $19,500 has been recorded as other income in the accompanying 2003 consolidated statement of operations.

A member of the management of Salon Group, Inc. is a family member of an officer and stockholder of the Company.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2003 and 2002

4. INCOME TAXES

SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future consequences of events that have been recognized in the financial statements or tax returns. Deferred income taxes reflect the net tax effects of (i) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (ii) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company’s deferred income taxes at December 31, 2003 are as follows:

Deferred tax assets:
Operating loss carryforwards	$10,081,000
Less valuation allowance	(10,081,000)

Deferred tax assets – net	$—

As of December 31, 2003, the Company has Federal net operating loss carryforwards for tax purposes of approximately $29,111,000 and California net operating loss carryforwards of approximately $3,147,000. These carryforwards will expire in 2004 to 2023. The utilization of California net operating loss carryforwards have been suspended.

Section 382 of the Internal Revenue Code of 1986, as amended, imposes an annual limitation on the availability of net operating loss carryforwards to offset taxable income when an ownership change occurs. Due to the redemption of shares of common stock in 2003, the Company underwent such an “ownership change.” Therefore, the Company’s use of losses incurred through the date of the “ownership change” will be limited to approximately $48,000 per year.

In the opinion of management, based on the Section 382 limitation discussed above, and the remaining carryover period, the realization of such carryforwards is not likely and, accordingly, a valuation allowance has been recorded to offset such amount in its entirety.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2003 and 2002

5. SHAREHOLDERS’ EQUITY

Treasury Stock - On September 15, 2003, the Board of Directors authorized the Company to purchase 745,536 shares of Company common stock at $0.70 per share for an aggregate purchase price of $521,875. The repurchase represented 50.11% of the issued and outstanding shares of the Company. As of December 31, 2003, the treasury shares are held by the Company.

Preferred Stock - The Company is authorized to issue up to 5,000,000 shares of preferred stock without further shareholder approval; the rights, preferences and privileges of which would be determined at the time of issuance. No shares have ever been issued.

Stock Option Plans - The Company has adopted a 1989 Equity Incentive Plan, a 1993 Non-Employee Directors’ Stock Option Plan and a 1994 Equity Incentive Plan (collectively, the “Plans”). In March 1994, the 1989 Equity Incentive Plan was amended to reduce the number of shares reserved thereunder and the Board of Directors determined that no further grants would be made under this plan. As of December 31, 2003 and 2002, 328,105 shares were available for grant under the Plans. The Plans provide for incentive stock options to be granted at times and prices determined by the Company’s Board of Directors, to be granted at not less than 100% of the fair value of the Company’s common stock on the date of grant. Options are generally subject to a three or four-year vesting schedule. Options issued under the Plans expire at the earlier of the end of the exercise period of no more than ten years from the date of grant or 90 days following the grantee’s end of service to the Company.

During 2003 and 2002, no options were granted, exercised, expired or were forfeited.

The following table summarizes information about fixed price stock options outstanding at December 31, 2003:

	Options Outstanding and Exercisable
	Number	Weighted Ave.	Weighted-
Range of	Outstanding	Remaining	Average
Exercise Prices	12/31/03	Contractual Life	Exercise Price
$0.50	3,200	4.1 years	$0.50
1.06 - 1.13	4,400	4.3	1.10
3.00	1,600	0.8	3.00
4.00	1,975	2.0	4.00

$0.50 - $4.00	11,175	3.3	$1.71