Form 10QSB
period 2004-06-30
IRONSTONE GROUP INC
filed 2004-08-13
CIK 723269

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 2004

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

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

As of July 30, 2004, 742,311 shares of Common Stock, $0.01 par value, were outstanding.

Transitional Small Business Disclosure Format:  Yes ☐   No ☒

IRONSTONE GROUP, INC. AND SUBSIDIARIES

INDEX

IRONSTONE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended
	June 30,
	2004	2003
Revenues:
Gain on sale of marketable securities	$—	$13,737
Interest and other income	3	1,011

Total revenues	3	14,748

Costs and expenses:
Legal and other professional fees	22,198	18,984
Other expenses	870	105

Total costs and expenses	23,068	19,089

Net loss	$(23,065)	$(4,341)

COMPREHENSIVE INCOME, NET OF TAX:
Net loss	$(23,065)	$(4,341)
Unrealized holding gain arising during the period	664,260	8,060

Comprehensive income	$641,195	$3,719

Basic loss per share	$(0.03)	$(0.00)

Weighted average shares	742,311	1,487,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)

	Six Months Ended
	June 30,
	2004	2003
Revenues:
Gain on sale of marketable securities	$—	$13,737
Interest and other income	9	1,541

Total revenues	9	15,278

Costs and expenses:
Legal and other professional fees	42,726	45,685
Other expenses	884	6,889

Total costs and expenses	43,610	52,574

Net loss	$(43,601)	$(37,296)

COMPREHENSIVE INCOME, NET OF TAX:
Net loss	$(43,601)	$(37,296)
Unrealized holding gain arising during the period	2,617,020	79,509

Comprehensive income	$2,573,419	$42,213

Basic loss per share	$(0.06)	$(0.03)

Weighted average shares	742,311	1,487,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2004
(unaudited)

ASSETS:
Current assets:
Cash	$6,514
Marketable securities available for sale, at fair value	18,720
Salon Media Group Series C Preferred, at fair value	3,034,800
Warrants to purchase Salon Media Group common stock, at fair value	273,000
Other assets	578

Total assets	$3,333,612

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities - accounts payable	$4,914

Shareholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized of which there are no issued and outstanding shares	—
Common stock, $0.01 par value, 25,000,000 shares authorized of which 1,487,847 shares are issued	14,878
Additional paid-in capital	21,170,385
Accumulated deficit	(19,801,116)
Accumulated other comprehensive income	2,466,426

3,850,573
Less: Treasury stock 745,536 shares	(521,875)

Total shareholders’ equity	3,328,698

Total liabilities and shareholders’ equity	$3,333,612

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(43,601)	$(37,296)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of marketable securities	—	(13,737)
Changes in operating assets and liabilities:
Accounts payable	(3,212)	—
Income tax payable	—	(52,364)

Net cash used in operating activities	(46,813)	(103,397)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in convertible notes receivable	—	(500,000)
Purchase of marketable securities		(293,680)
Proceeds from the sale of marketable securities	—	116,525

Net cash used in investing activities	—	(677,155)

Net decrease in cash	(46,813)	(780,552)
Cash at beginning of period	53,327	1,310,636

Cash at end of period	$6,514	$530,084

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2004 and 2003
(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities

The Company currently has no operations but is seeking appropriate business combination opportunities. Alternatively, the Company is looking for an investment opportunity for some or all of its remaining liquid assets.

Marketable Securities

Marketable securities have been classified by management as available for sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). In accordance with SFAS No. 115, marketable securities are recorded at fair value and any unrealized gains or losses are excluded from earnings and reported as a separate component of shareholders’ equity until realized. The fair value of the Company’s marketable securities and investments at June 30, 2004 are based on quoted market prices.

Adjustments

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s most recent Annual Report on Form 10-KSB for the year ended December 31, 2003.

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
Six Months Ended June 30, 2004 and 2003
(UNAUDITED)

2. INVESTMENT IN SALON MEDIA GROUP, INC.

While the Company explores new business opportunities, the primary capital resource of the Company is 843 shares of Series C Preferred Stock of Salon Media Group, Inc. (“Salon”). These shares resulted from the December 30, 2003 conversion of Convertible Promissory Notes purchased by the Company and are convertible to common stock after the following: (1) Salon has amended its Certificate of Incorporation; and (2) Salon has received the necessary approvals from its Board of Directors and shareholders to increase the authorized number of shares of common stock. The Series C Preferred Stock is convertible into common stock of Salon at the conversion rate determined by dividing the Series C Preferred Stock per share price of $800 by the Series C Conversion Price of $0.04, or at the rate of one share of Series C Preferred Stock to 20,000 shares of common stock. If converted, the Company’s shares of Series C Preferred Stock represent 16,860,000 common shares of Salon, or 13.78% of Salon’s common stock outstanding as of December 31, 2003. The investment in Salon is valued at the converted common stock value of $0.18 per share, or $3,034,800, at June 30, 2004.

Additionally, in conjunction with making the investment in Salon, the Company received warrants to purchase 1,950,000 shares of common stock in Salon at prices from $0.04182 — $0.05256 per share. The warrants are fully exercisable and expire three years from issuance. The warrants were valued at $0.14 per share, or $273,000, at June 30, 2004. The investment and warrants with Salon are classified as available for sale, and therefore, related unrealized gains of $664,260 for the three-month period ended June 30, 2004, and $2,617,020 for the six-month period ended June 30, 2004, are included in comprehensive income.

As of July 30, 2004, Salon’s common stock was trading at $0.20 per share. There can be no assurance that a market will continue to exist for either the Series C Preferred Stock currently owned by the Company or the common stock should such stock be converted.

3. EARNINGS PER SHARE — BASIC AND DILUTED

Basic earnings (loss) per share (EPS) excludes dilution and is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares actually outstanding during the period. Diluted EPS reflects the potential dilution from potentially dilutive securities, except where inclusion of such potentially dilutive securities would have an anti-dilutive effect, using the average stock price during the period in the computation.

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

Results of Operations
Comparison of 2004 to 2003

Costs and expenses for the three-month period ended June 30, 2004 increased $3,979 or 20.9% compared to the same period in 2003. This was primarily due to an increase in legal and other professional fees. For the six-month period ended June 30, 2004, costs and expenses decreased $8,964 or 17.1% as compared to the same period in 2003. This was primarily due to commission charges resulting from security trades in 2003 as well as lower legal and professional fees in 2004.

Liquidity and Capital Resources

Net cash used in operating activities for the six-month period ended June 30, 2004 was $46,813, primarily due to payment of operating expenses.

The Company’s investment in Salon Media Group, Inc. increased from $674,400 to $3,034,800 and the warrants increased in value from $19,500 to $273,000 from December 31, 2003 to June 30, 2004 due to the increase in value of the underlying common stock of Salon Media Group, Inc. See Note 2 of Notes to Condensed Consolidated Financial Statements for more information.

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

Item 3. Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures as of June 30, 2004. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter and six-month period ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 5. Other Information

In January 2004, Nicholas J. Giordano, Chief Executive Officer, Chief Financial Officer and Secretary, tendered his resignation. This resignation was accepted by the Board of Directors. Thereafter the Board of Directors appointed Robert H. Hambrecht to the positions of Chief Executive Officer, Chief Financial Officer, and Secretary. Mr. Hambrecht was previously appointed as Director to the Board of Directors in 2003. In July 2004, Anna-Marie E. Schweizer was appointed Chief Financial Officer, replacing Mr. Hambrecht in this position. The appointment has been approved by the Board.

Item 6. Exhibits

31.1	Section 302 – Principal Executive and Financial Officer Certification

31.2	Section 1350 – Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

IRONSTONE GROUP, INC. a Delaware corporation
Date: August 6, 2004	By:	/s/ Robert H. Hambrecht
Robert H. Hambrecht
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert H. Hambrecht Robert H. Hambrecht	Director, Chief Executive Officer, and Secretary (Principal Executive Officer)	August 6, 2004

/s/ Anna-Marie E. Schweizer Anna-Marie E. Schweizer	Chief Financial Officer	August 6, 2004

/s/ Edmund H. Shea, Jr. Edmund H. Shea, Jr.	Director	August 6, 2004

/s/ William R. Hambrecht William R. Hambrecht	Director	August 6, 2004

***