Form 10QSB
period 2004-09-30
IRONSTONE GROUP INC
filed 2004-11-15
CIK 723269

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2004

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

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of October 26, 2004, 742,311 shares of Common Stock, $0.01 par value, were outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

TOTAL NUMBER OF PAGES: 11 INDEX TO EXHIBITS AT PAGE: N/A

IRONSTONE GROUP, INC. AND SUBSIDIARIES

INDEX

Page
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Condensed consolidated statements of operations and comprehensive income for the three months ended September 30, 2004 and 2003	3
Condensed consolidated statements of operations and comprehensive income for the nine months ended September 30, 2004 and 2003	4
Condensed consolidated balance sheet at September 30, 2004	5
Condensed consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003	6
Notes to condensed consolidated financial statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3. Controls and Procedures	10
PART II — OTHER INFORMATION
Item 5. Other Information	10
Item 6. Exhibits and Reports in Form 10-QSB	10
SIGNATURES	11
EXHIBIT 10
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

IRONSTONE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended
	September 30,
	2004	2003
Revenues:
Gain on sale of marketable securities	$—	$27,299
Interest and other income	—	140

Total revenue	—	27,439

Costs and expenses:
Legal and other professional fees	6,606	19,787
Other expenses	330	1,529

Total costs and expenses	6,936	21,316

Net income (loss)	$(6,936)	$6,123

COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Net income (loss)	$(6,936)	$6,123
Unrealized holding gain (loss) arising during the period	(1,325,670)	14,294

Comprehensive income (loss)	$(1,332,606)	$20,417

Basic income (loss) per share	$(0.01)	$0.00

Weighted average shares	742,311	1,382,471

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Revenues:
Gain on sale of marketable securities	$—	$41,036
Interest and other income	10	1,681

Total revenue	10	42,717

Costs and expenses:
Legal and other professional fees	49,332	65,473
Other expenses	1,215	8,418

Total costs and expenses	50,547	73,891

Net loss	$(50,537)	$(31,174)

COMPREHENSIVE INCOME, NET OF TAX:
Net loss	$(50,537)	$(31,174)
Unrealized holding gain arising during the period	1,291,350	93,803

Comprehensive income	$1,240,813	$62,629

Basic loss per share	$(0.07)	$(0.02)

Weighted average shares	742,311	1,452,336

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2004
(unaudited)

ASSETS:
Current assets:
Cash	$10,899
Marketable securities available for sale, at fair value	9,750
Salon Media Group Series C Preferred, at fair value	1,854,600
Warrants to purchase Salon Media Group common stock, at fair value	136,500

Total assets	$2,011,749

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Borrowings under line of credit	$10,250
Accounts payable	5,407

Total liabilities	15,657

Shareholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized of which there are no issued and outstanding shares	—
Common stock, $0.01 par value, 25,000,000 shares authorized of which 1,487,847 shares are issued	14,878
Additional paid-in capital	21,170,385
Accumulated deficit	(19,808,051)
Accumulated other comprehensive income	1,140,755

2,517,967
Less: Treasury stock 745,536 shares, at cost	(521,875)

Total shareholders’ equity	1,996,092

Total liabilities and shareholders’ equity	$2,011,749

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(50,537)	$(31,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of marketable securities	—	(41,036)
Changes in operating assets and liabilities:
Other assets	578	—
Accounts payable	(2,719)	—
Income tax payable	—	(52,364)

Net cash used in operating activities	(52,678)	(124,574)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in convertible notes receivable	—	(500,000)
Purchase of marketable securities	—	(293,680)
Proceeds from the sale of marketable securities	—	202,560

Net cash provided by/used in investing activities	—	(591,120)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	—	(521,875)
Borrowings under line of credit	10,250	—

Net cash provided by (used in) financing activities	10,250	(521,875)

Net decrease in cash	(42,428)	(1,237,569)
Cash at beginning of period	53,327	1,310,636

Cash at end of period	$10,899	$73,067

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2004 and 2003
(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities

The Company currently has no operations but is seeking appropriate business combination opportunities. Alternatively, the Company is looking for an investment opportunity for some or all of its remaining liquid assets.

Marketable Securities

Marketable securities have been classified by management as available for sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). In accordance with SFAS No. 115, marketable securities are recorded at fair value and any unrealized gains or losses are excluded from earnings and reported as a separate component of shareholders’ equity until realized. The fair value of the Company’s marketable securities and investments at September 30, 2004 are based on quoted market prices.

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
Nine Months Ended September 30, 2004 and 2003
(UNAUDITED)

2. INVESTMENT IN SALON MEDIA GROUP, INC.

While the Company explores new business opportunities, the primary capital resource of the Company is 843 shares of Series C Preferred Stock of Salon Media Group, Inc. (“Salon”). These shares resulted from the December 30, 2003 conversion of Convertible Promissory Notes purchased by the Company and are convertible to common stock after the following: (1) Salon has amended its Certificate of Incorporation; and (2) Salon has received the necessary approvals from its Board of Directors and shareholders to increase the authorized number of shares of common stock. The Series C Preferred Stock is convertible into common stock of Salon at the conversion rate determined by dividing the Series C Preferred Stock per share price of $800 by the Series C Conversion Price of $0.04, or at the rate of one share of Series C Preferred Stock to 20,000 shares of common stock. If converted, the Company’s shares of Series C Preferred Stock represent 16,860,000 common shares of Salon, or 13.78% of Salon’s common stock outstanding as of December 31, 2003. The investment in Salon is valued at the converted common stock value of $0.11 per share, or $1,854,600, at September 30, 2004.

Additionally, in conjunction with making the investment in Salon, the Company received warrants to purchase 1,950,000 shares of common stock in Salon at prices from $0.04182 — $0.05256 per share. The warrants are under anti-dilution protection and in February were revalued downward to a range of $0.04169 — $0.05181 in conjunction with the issuance of Series C Preferred Stock. The warrants are fully exercisable and expire three years from issuance. The warrants were valued at $0.07 per share, or $136,500, at September 30, 2004.

The investment and warrants with Salon are classified as available for sale, and therefore, a related unrealized loss of $1,316,700 for the three-month period ended September 30, 2004, and a related unrealized gain of $1,297,200 for the nine-month period ended September 30, 2004, are included in comprehensive income.

As of October 26, 2004, Salon’s common stock was trading at $0.11 per share. There can be no assurance that a market will continue to exist for either the Series C Preferred Stock currently owned by the Company or the common stock should such stock be converted.

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

4. LINE OF CREDIT ARRANGEMENT

With Board approval, on September 23, 2004, the Company entered into a line of credit arrangement with First Republic Bank (the “lender”). The line of credit has a borrowing limit of $100,000 with interest based upon lender’s prime, with a floor rate of 4.25%. Interest is payable monthly and was 4.75% at September 30, 2004. The line expires September 23, 2005, and will renew upon review by the lender. The line of credit is guaranteed by Robert H. Hambrecht, Chief Executive Officer, and William R. Hambrecht, Board Director. At September 30, 2004, the outstanding balance under the line was $10,250.

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

Results of Operations
Comparison of 2004 to 2003

Costs and expenses for the three-month period ended September 30, 2004 decreased $14,380 or 67.5% compared to the same period in 2003. This was primarily due to lower legal and other professional fees. For the nine-month period ended September 30, 2004, costs and expenses decreased $23,344 or 31.6% as compared to the same period in 2003. This was primarily due to lower professional fees and others expenses in 2004.

Liquidity and Capital Resources

Net cash used in operating activities for the nine-month period ended September 30, 2004 was $52,678, primarily due to payment of operating expenses.

With Board approval, on September 23, 2004, the Company obtained a $100,000 line of credit from First Republic Bank, San Francisco, CA, to be used primarily to support operating activities. At September 30, 2004, the outstanding balance under the line was $10,250. See Note 4 of Notes to Condensed Consolidated Financial Statements for more information.

The Company’s investment in Salon Media Group, Inc. increased from $674,400 to $1,854,600 and the warrants increased in value from $19,500 to $136,500 from December 31, 2003 to September 30, 2004, due to the increase in value of the underlying common stock of Salon Media Group, Inc. For the three month period ended September 30, 2004, the Company’s investment in Salon Media Group, Inc. decreased from $3,034,800 to $1,854,600 and the warrants decreased in value from $273,000 to $136,500 due to the decrease in value of the underlying common stock of Salon Media Group, Inc. See Note 2 of Notes to Condensed Consolidated Financial Statements for more information.

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

Item 3. Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures as of September 30, 2004. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter and nine-month period ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6. Exhibits

10	Line of Credit Agreement

31.1	Section 302 – Principal Executive Officer Certification

31.2	Section 302 – Chief Financial Officer Certification

32.1	Section 1350 – Certification

32.2	Section 1350 – Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

IRONSTONE GROUP, INC.
a Delaware corporation

Date: November 12, 2004	By:	/s/ Robert H. Hambrecht

Robert H. Hambrecht
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert H. Hambrecht	Director, Chief Executive Officer,	November 12, 2004
and Secretary
Robert H. Hambrecht	(Principal Executive Officer)

/s/ Anna-Marie E. Schweizer	Chief Financial Officer	November 12, 2004

Anna-Marie E. Schweizer

/s/ Edmund H. Shea, Jr.	Director	November 12, 2004

Edmund H. Shea, Jr.

/s/ William R. Hambrecht	Director	November 12, 2004

William R. Hambrecht

***