Form 10KSB
period 2004-12-31
IRONSTONE GROUP INC
filed 2005-03-24
CIK 723269

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-12346

IRONSTONE GROUP, INC.

(Name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-2829956 (IRS Employer Identification No.)

539 Bryant Street, San Francisco, California 94107
(Address of principal executive offices, including zip code)

(415) 551-3260
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.01 par value

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     ☑

Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☑     No ☐

The Registrant’s revenues for the fiscal year ended December 31, 2004 were $11.

The approximate aggregate market value of voting stock held by non-affiliates of the Registrant was $441,745 as of March 1, 2005 based on the closing bid price on March 1, 2005. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

As of December 31, 2004, 742,108 shares of Common Stock, $0.01 par value, were outstanding.

Transitional Small Business Disclosure Format: Yes ☐     No ☑

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

BUSINESS STRATEGY

Currently, the Company is reviewing options and new business opportunities. At December 31, 2004, the Company had $8,970 in marketable securities, $7,360 in cash, an investment in Salon Media Group, Inc. valued at $1,854,600, warrants to purchase Salon Media Group, Inc. common stock valued at $136,500 and tax loss carry-forwards at its disposal.

There can be no assurance that the Company will acquire businesses, form additional alliances, or expand its existing services. Failure to expand the scope of services provided by the Company may have an adverse effect on the Company’s results of operations.

EMPLOYEES

As of December 31, 2004, the Company had two part-time employees. These employees received no compensation and are not subject to a collective bargaining agreement.

ITEM 2. PROPERTIES

The Company’s principal executive offices are located at 539 Bryant Street, San Francisco, California and its telephone number is (415) 551-3260 .

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of stockholders during 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information regarding the recent trading activity of the Company‘s Common Stock is reported on the OTC Bulletin Board and the Company is not aware of any recent material trading activity in shares of its Common Stock. As of December 31, 2004, there were approximately 800 holders of record of the Company’s Common Stock. The Company has not paid cash dividends on its Common Stock since its inception and does not intend to pay cash dividends on its Common Stock in the foreseeable future.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

While the Company continues to evaluate business opportunities, its sole source of revenue is from the sale of marketable securities. Management has classified these marketable securities, in accordance with SFAS No. 115, as available for sale. These securities are recorded at fair market value, and any unrealized gains and losses are reported as a separate component of shareholders’ equity. For marketable securities for which there is an other-than-temporary impairment, an impairment loss is recognized as a realized loss.

Ironstone’s primary expenses are generated from maintaining regulatory reporting compliance, such as quarterly review and annual audit of the financial statements, seeking legal counsel when appropriate, and consulting fees.

RESULTS OF OPERATIONS

Year ended December 31, 2004

Revenues for 2004 were $11, a decrease of $121,629 as compared to 2003. The revenue decrease was due to a sale of marketable securities and lower interest and other income and the return on investment of the proceeds in 2003.

Costs and expenses for 2004 totaled $216,036, an increase of $78,638 or 57% as compared to 2003. The increase was primarily due to a $157,365 impairment loss on marketable securities in 2004, offset by a decrease in legal and professional fees of $68,792.

Year ended December 31, 2003

Revenues for 2003 were $121,640, a decrease of $591,222 as compared to 2002. The revenue decrease was due to the sale of certain marketable securities and the return on investment of the proceeds.

Costs and expenses for 2003 totaled $137,398, an increase of $25,943 or 23% as compared to 2002. This increase was primarily due to higher professional fees related to higher costs for operations and legal counsel associated with SEC and tax filings in 2003.

On September 17, 2003, the Company repurchased 745,536 shares of its outstanding common stock (the “Shares”) at a purchase price of $0.70 per share for an aggregate purchase price of $521,875.20. Prior to such repurchase, the Shares represented 50.12% of the issued and outstanding shares of common stock of the registrant. The selling shareholders — Hambrecht & Quist California, a California corporation, Hambrecht & Quist Venture Partners, a California limited partnership, Hamquist, a California limited partnership, H&Q Ventures IV, a California limited partnership, Venture Associates (BVI) Limited, a British Virgin Islands company, and J.P. Morgan Securities Inc., a Delaware corporation – are all affiliates of J.P. Morgan – Chase. The Company holds the Shares as treasury stock.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the year ended December 31, 2004 was $66,217. Working capital at December 31, 2004 was $1,987,017, an increase of $1,231,738 from 2003. The increase is primarily due to the valuation of Salon Media Group, Inc. Series C Preferred, at fair value conversion price.

Cash decreased by $45,967 from $53,327 at the end of 2003 to $7,360 at the end of 2004. The decrease is due to the use of available cash for operating expenses. The Company has entered into a line of credit agreement with First Republic Bank to meet its cash needs over the next 12 months (see Note 5).

While the Company explores new business opportunities, the primary capital resource of the Company is 843 shares of Series C Preferred Stock of Salon Media Group, Inc. (“Salon”). These shares were converted on December 31, 2003 from Convertible Promissory Notes purchased by the Company and are convertible to common stock at any time. The Series C Preferred Stock is convertible into common stock of Salon at the conversion rate determined by dividing the Series C Preferred Stock per share price of $800 by the Series C Conversion Price of $0.04, or at the rate of one share of Series C Preferred Stock to 20,000 shares of common stock. If converted, the Company’s shares of Series C Preferred Stock represent 16,860,000 shares or 8.7% of Salon’s common stock outstanding as of December 31, 2004. The investment in Salon is valued at the converted common stock value of $0.11 per share, or $1,854,600, at December 31, 2004.

Additionally, in conjunction with making the investment in Salon, the Company received warrants to purchase 1,950,000 shares of common stock in Salon at prices from $0.04182-$0.05256 per share. The warrants are under anti-dilution protection and in February 2004 were revalued downward to a range of $0.04169-$0.05181 in conjunction with the issuance of Series C Preferred Stock. The warrants have a weighted average price of $0.04, are fully exercisable and expire three years from issuance. The warrants were valued at $0.07 per share, or $136,500, at December 31, 2004.

The investment and warrants with Salon are classified as available for sale and, therefore, a related unrealized gain of $1,290,570 has been included in comprehensive income in 2004.

As of March 11, 2005, Salon’s common stock was trading at $0.33 per share. There can be no assurance that a market will continue to exist for either the Series C Preferred Stock currently owned by the Company or the common stock of Salon should it be converted or the warrants exercised.

The Company may obtain additional equity or working capital through additional bank borrowings and public or private sales of equity securities and exercises of outstanding stock options. There can be no assurance, however, that such additional financing will be available on terms favorable to the Company, or at all.

ITEM 7. FINANCIAL STATEMENTS

The financial statements required to be filed herewith begin on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     As of December 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Company’s principal executive and financial officers concluded that as of December 31, 2004 there were material weaknesses in the Company’s disclosure controls and procedures that effected the timely providing of material information relating to the Company, as required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, within the time periods specified in the Securities and Exchange Commission’s rules and forms. These items are described in the next two paragraphs.

     Through the audit process, the Company determined that it had an other-than-temporary impairment in marketable securities. Following recent accounting guidelines, at December 31, 2004, the Company recorded an impairment loss on marketable securities. The Company’s system of internal controls did not identify this adjustment through the course of operations or through the process of preparing the financial statements. Accordingly, this constitutes a material weakness in the Company’s system of internal controls.

     The Company does not have an audit committee. The absence of that important oversight constitutes a material weakness in the Company’s corporate governance structure.

Changes in internal controls

     There were no significant changes in the Company’s internal controls or other factors that could significantly affect those controls subsequent to the date of the Company’s evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

Name	Age	Director Since
Edmund H. Shea, Jr.	73	1993

William R. Hambrecht	69	2003

Robert H. Hambrecht	38	2003

Edmund H. Shea, Jr. has served as director of the Company since October 1993. He is a co-founder of J. F. Shea Co., Inc., a diversified construction, land development and venture capital investment company, and has served as its Executive Vice President and a director since 1954. He holds a B. S. degree from M. I. T.

William R. Hambrecht is the Chairman and Co-Chief Executive Officer of WR Hambrecht + Co which he founded in January 1998. He was co-founder of Hambrecht & Quist in 1968 where he held various executive management positions until he resigned in December 1997. He holds a B.S. from Princeton University.

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

EXECUTIVE OFFICERS

The following table sets forth the names, ages and positions of the Company’s executive officers as of December 31, 2004. A summary of the background and experience of each of these individuals is set forth after the table.

Name	Age	Position
Robert H. Hambrecht	38	Chief Executive Officer and Secretary

Anna-Marie E. Schweizer	56	Chief Financial Officer

Nicholas J. Giordano served as Chief Executive Officer, Chief Financial Officer and Secretary from June 2001 until January 2004, when he tendered his resignation which was accepted by the Board of Directors. Thereafter, the Board of Directors appointed Robert H. Hambrecht to the position of Chief Executive Officer, Chief Financial Officer, and Secretary. Mr. Hambrecht was previously appointed as Director to the Board of Directors in 2003. In July 2004, Anna-Marie E. Schweizer was appointed Chief Financial Officer, replacing Mr. Hambrecht in this position. The appointment was approved by the Board. Ms. Schweizer is currently the Controller for W.R. Hambrecht + Co., LLC. From 1978 to 1998 Ms. Schweizer was employed by Bank of America. Ms. Schweizer holds a master’s degree in business administration from Stanford University.

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

Outside directors may also receive stock option grants under the Company’s 1993 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). Only non-employee directors of the Company or an affiliate of such directors (as defined in the Internal Revenue Code of 1986, as amended from time to time, hereinafter the “Code”) are eligible to receive options under the Directors’ Plan. Options granted under the Directors’ Plan are not intended to qualify as incentive stock options under the Code.

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

COMPENSATION OF EXECUTIVE OFFICERS

SUMMARY OF COMPENSATION

The following table shows that, for the fiscal year ended December 31, 2004, no compensation was awarded or paid to, or earned by, the Company’s Chief Executive Officer or the Company’s Chief Financial Officer.

NAME AND PRINCIPAL				OTHER ANNUAL
POSITION	YEAR	SALARY ($)	BONUS	COMPENSATION ($)
Robert H. Hambrecht	2004	—	—	—
Chief Executive Officer and Secretary

Anna-Marie E. Schweizer	2004	—	—	—
Chief Financial Officer

STOCK OPTION GRANTS AND EXERCISES

The 1994 Equity Incentive Plan (the “Plan”) provides for the grant of (i) both incentive and non-statutory stock options and (ii) rights to purchase restricted stock, together “Stock Awards”, to the Company’s directors, officers and employees. Directors who are not salaried employees of or consultants to the Company or to any affiliate of the Company are not eligible to participate in the Plan. As of December 31, 2004, options to purchase a total of 7,600 shares were outstanding under the Plan, no shares had been purchased pursuant to the Plan and 331,680 shares remained available for future issuance there under.

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

The maximum term of options under the Plan is typically ten years; however, in the event that an optionee’s service to the Company terminates, that optionee’s options will expire 90 days after the optionee’s service to the Company terminates. Option grants under the Plan typically vest over a five-year period at the rate of 1/10 on the date six months after the date of grant and 1/60 per month thereafter. The exercise price of non-statutory options may not be less than 85% of the fair market value of the Common Stock subject to the option on the date of grant; the exercise price of incentive options may not be less than 100% of the fair market value of the Common Stock subject to the option on the date of the grant.

No options or rights to purchase restricted stock were granted to the Company’s executive officer during the fiscal year ended December 31, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of the Company’s Common Stock as of December 31, 2004 by: (i) each director and nominee for director; (ii) all officers and directors of the Company as a group; and (iii) all those known by the Company to be beneficial owners of more than five percent of its Common Stock.

BENEFICIAL OWNERSHIP (1)

BENEFICIAL OWNER	NUMBER OF SHARES OF COMMON STOCK	PERCENT TOTAL (2)

William R. Hambrecht	381,254	51.4
539 Bryant Street
San Francisco, CA 94107

Edmund H. Shea, Jr. and related entities	113,173	15.2
655 Brea Canyon Road
Walnut, CA 91789

Emmett R. DeMoss Jr.	51,350	6.9
1321 Butterfield Road
San Anselmo, CA 94960

All executive officers and directors
as a group (3 persons)	545,777	73.5

(1)	This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G, if any, filed with the Securities and Exchange Commission (the “SEC”). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2)	Applicable percentages are based on 742,108 shares outstanding on December 31, 2004 adjusted as required by rules promulgated by the SEC.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Commencing February 11, 2003, the Company executed a series of convertible promissory notes with Salon Media Group that converted to 843 shares of Series C Preferred Stock on December 30, 2003. In April 2003 Salon announced the appointment of Elizabeth Hambrecht as its Chief Financial Officer, Treasurer and Secretary. In October 2003 she was appointed President of Salon Media Group and in February 2004 she was appointed Chief Executive Officer. Ms. Hambrecht is the daughter of William R. Hambrecht and the sister of Robert H. Hambrecht.

PART IV

ITEM 13. EXHIBITS

Exhibit
Number	Description
21.1	Subsidiaries of Ironstone Group, Inc.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the aggregate amounts of audit fees and audit-related fees that the principal accountant billed in each of the last two fiscal years. There were no tax fees or other fees paid to the accountant in the last two fiscal years.

	2004	2003

Annual Audit	$14,000	$8,000

Review of condensed quarterly consolidated financial statements	8,850	7,875

Totals	$22,850	$15,875

Since the Board of Directors does not have an audit committee, the principal auditor is engaged by the Chief Executive Officer and the Chief Financial Officer on behalf of the Company’s Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

IRONSTONE GROUP, INC. a Delaware corporation
Date: March 24, 2005	By:	/s/ Robert H. Hambrecht
Robert H. Hambrecht
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert H. Hambrecht Robert H. Hambrecht	Director, Chief Executive Officer, and Secretary (Principal Executive Officer)	March 24, 2005

/s/ Anna-Marie E. Schweizer Anna-Marie E. Schweizer	Chief Financial Officer (Principal Financial Officer)	March 24, 2005

/s/ Edmund H. Shea, Jr. Edmund H. Shea, Jr.	Director	March 24, 2005

/s/ William R. Hambrecht William R. Hambrecht	Director	March 24, 2005

IRONSTONE GROUP, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
Ironstone Group, Inc.

We have audited the accompanying consolidated balance sheet of Ironstone Group, Inc. and Subsidiaries as of December 31, 2004, and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ironstone Group, Inc. and Subsidiaries as of December 31, 2004, and their results of operations and cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ J. H. Cohn LLP

San Diego, California
February 14, 2005

IRONSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
December 31, 2004

ASSETS:
Current assets:
Cash	$7,360
Marketable securities available for sale, at fair value	8,970
Investment in Salon Media Group, Inc. Series C Preferred, at fair value	1,854,600
Warrants to purchase Salon Media Group, Inc. common stock, at fair value	136,500

Total assets	$2,007,430

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Line of credit borrowings	$20,250
Accounts payable	163

Total liabilities	20,413

Shareholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized of which there are no issued and outstanding shares	—
Common stock, $0.01 par value; 25,000,000 shares authorized of which 1,487,644 shares are issued	14,878
Additional paid-in capital	21,170,385
Accumulated deficit	(19,973,711)
Accumulated other comprehensive income	1,297,340

2,508,892
Less: Treasury stock, 745,536 shares repurchased	(521,875)

Total shareholders’ equity	1,987,017

Total liabilities and shareholders’ equity	$2,007,430

The accompanying notes are an integral part of these consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Years Ended December 31, 2004 and 2003

	2004	2003
Revenues:
Gain on sale of marketable securities	$—	$94,976
Interest and other income	11	26,664

Total revenues	11	121,640

Costs and expenses:
Impairment loss on marketable securities	157,365	—
Legal and other professional fees	56,915	125,707
Miscellaneous expenses	1,756	11,691

Total costs and expenses	216,036	137,398

Loss from operations	(216,025)	(15,758)

Other income (expense):
Warrants received, at fair value	—	19,500
Interest expense	(172)	—

Total other income (expense)	(172)	19,500

Net income (loss)	$(216,197)	$3,742

COMPREHENSIVE INCOME, NET OF TAX:
Net income (loss)	$(216,197)	$3,742
Unrealized holding gain arising during the year:
Unrealized holding gain arising during the period	1,290,570	106,036
Reclassification adjustment for gain and impairment loss included in net income (loss)	157,365	(94,976)

Comprehensive income	$1,231,738	$14,802

Basic and diluted income (loss) per share:
Net income (loss) per share	$(0.29)	$0.00

Weighted average shares	742,209	1,273,378

The accompanying notes are an integral part of these consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2004 and 2003

					Accumulated
			Additional		Other
	Common Stock		Paid In	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Income/(Loss)	Shares	Amount	Total
Balances, January 1, 2003	1,487,847	$14,878	$21,170,385	$(19,761,256)	$(161,655)	—	$—	$1,262,352

Repurchase of stock						745,536	(521,875)	(521,875)
Other comprehensive income					11,060			11,060
Net income				3,742				3,742

Balances, December 31, 2003	1,487,847	14,878	21,170,385	(19,757,514)	(150,595)	745,536	(521,875)	755,279

Retirement of stock	(203)
Other comprehensive income					1,447,935			1,447,935
Net loss				(216,197)				(216,197)

Balances, December 31, 2004	1,487,644	$14,878	$21,170,385	$(19,973,711)	$1,297,340	745,536	$(521,875)	$1,987,017

The accompanying notes are an integral part of these consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2004 and 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(216,197)	$3,742
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Impairment loss on marketable securities	157,365	—
Realized gain from sale of marketable securities	—	(94,976)
Warrants received, at fair value	—	(19,500)
Changes in operating assets and liabilities:
Interest receivable	—	(24,978)
Other assets	578
Accounts payable	(7,963)	8,126
Income tax payable	—	(52,364)

Net cash used in operating activities	(66,217)	(179,950)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of marketable securities	—	388,795
Purchase of marketable securities	—	(293,679)
Issuance of notes receivable	—	(650,000)

Net cash used in investing activities	—	(554,884)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	20,250	—
Purchase of treasury stock	—	(521,875)

Net cash provided by (used in) financing activities	20,250	(521,875)

Net decrease in cash	(45,967)	(1,256,709)

Cash at beginning of year	53,327	1,310,036

Cash at end of year	$7,360	$53,327

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$172	$—

Supplemental disclosure of non-cash investing activities:
Conversion of notes receivable of $650,000 and interest receivable of $24,400 into Series C Preferred Stock	$—	$674,400

The accompanying notes are an integral part of these consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2004 and 2003

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities

Ironstone Group, Inc. (the “Company”) was incorporated in 1972. Since 1986, a majority of the Company’s outstanding shares have been owned by Hambrecht & Quist Group, a San Francisco based investment banking and venture capital firm. In September 2003, Ironstone repurchased all these shares. Since that time, the Company has actively sought appropriate business combination opportunities. In the alternative, the Company is looking for an investment opportunity for some or all of its remaining liquid assets.

Marketable Securities

Marketable securities have been classified by management as available for sale in accordance with Statement of Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). In accordance with SFAS No. 115, marketable securities are recorded at fair value and any unrealized gains and losses are excluded from earnings and reported as a separate component of shareholders’ equity until realized. The fair value of the Company’s marketable securities at December 31, 2004 is based on quoted market prices. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. For marketable securities for which there is an other-than-temporary impairment, an impairment loss is recognized as a realized loss.

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

Income Taxes

The Company and its wholly owned subsidiaries file a consolidated federal income tax return. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred income taxes. Deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Deferred income taxes are also recognized for net operating loss carryforwards that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

Options to purchase 7,600 shares of the Company’s common stock were outstanding during 2004, but were not included in the computation of diluted EPS as their effect would be anti-dilutive. During 2003, 11,175 options were outstanding, but were not included in the computation of diluted EPS.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2004 and 2003

2. MARKETABLE SECURITIES

Marketable securities are classified as available for sale as of December 31, 2004. The cost and fair value of marketable securities at December 31, 2004 are as follows:

		Impairment
	Cost	Loss	Fair Value
Corporate Equity Securities:

Flexi International Software, Inc.	$166,335	$(157,365)	$8,970

At December 31, 2004, the Company determined that the loss on its position in Flexi International Software, Inc., is a significant and other-than-temporary impairment and, therefore, has recorded an impairment on the marketable security as a realized loss in 2004.

3. INVESTMENT IN SALON MEDIA GROUP, INC.

The Company owns 843 shares of Series C Preferred Stock of Salon Media Group, Inc. (“Salon”). These shares resulted from the December 31, 2003 conversion of Convertible Promissory Notes purchased by the Company and are convertible to common stock at any time. The Series C Preferred Stock is convertible into common stock of Salon at the conversion rate determined by dividing the Series C Preferred Stock per share price of $800 by the Series C Conversion Price of $0.04, or at the rate of one share of Series C Preferred Stock to 20,000 shares of common stock. If converted, the Company’s shares of Series C Preferred Stock represent 16,860,000 common shares of Salon or 8.7% of Salon’s common stock outstanding as of December 31, 2004. The investment in Salon is valued at the converted common stock value of $0.11 per share, or $1,854,600 at December 31, 2004.

Additionally, in conjunction with making the investment in Salon, the Company received 1,950,000 warrants to purchase common stock in Salon at prices ranging from $0.04182 - $0.05256 per share. The warrants are under anti-dilution protection and in February 2004 were revalued downward to a range of $0.01469 - $0.05181 in conjunction with the issuance of Series C Preferred Stock. The warrants have a weighted average price of $0.04, are fully exercisable and expire three years from issuance. The warrants were valued at $0.07 per share, or $136,500, at December 31, 2004.

4. RELATED PARTY TRANSACTIONS

The President and Chief Executive Officer of Salon is the daughter of a member of the Board of Directors and the sister of the Chief Executive Officer.

5. LINE OF CREDIT

With Board approval, on September 23, 2004, the Company entered into a line of credit arrangement with First Republic Bank (the “lender”). The line of credit has a borrowing limit of $100,000 with interest based upon the lender’s prime rate, with a floor rate of 4.25%. Interest is payable monthly and was 5.25% at December 31, 2004. The line expires on September 23, 2005, and will renew upon review by the lender. The line is guaranteed by an officer and a member of the Board of Directors. At December 31, 2004, the outstanding balance under the line was $20,250.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2004 and 2003

6. INCOME TAXES

SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future consequences of events that have been recognized in the financial statements or tax returns. Deferred income taxes reflect the net tax effects of (i) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (ii) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company’s deferred income taxes at December 31, 2004 and 2003 are as follows:

	2004	2003
Deferred tax assets:
Operating loss carryforward	$9,505,000	$10,081,000
Impairment of marketable securities	67,000	—
Less valuation allowance	(9,008,000)	(10,081,000)

Deferred tax assets – net	564,000	—
Deferred tax liability – unrealized gain on marketable securities	(564,000)	—

Deferred income taxes – net	$—	$—

The valuation allowance decreased by approximately $1,073,000 from 2003 to 2004 due to the expiration of net operating loss carryforwards. As of December 31, 2004, the Company has Federal net operating loss carryforwards for tax purposes of approximately $27,359,000 and California net operating loss carryforwards of approximately $2,297,000. These carryforwards will expire in the years 2005 to 2024.

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

7. SHAREHOLDERS’ EQUITY

Treasury Stock – On September 15, 2003, the Board of Directors authorized the Company to purchase 745,536 shares of Company common stock at $0.70 per share for an aggregate purchase price of $521,875. The repurchase represented 50.11% of the issued and outstanding shares of the Company. As of December 31, 2004, the treasury shares are held by the Company.

Preferred Stock – The Company is authorized to issue up to five million shares of preferred stock without further shareholder approval; the rights, preferences and privileges of which would be determined at the time of issuance. No shares have ever been issued.

Stock Option Plans — The Company has adopted a 1989 Equity Incentive Plan, a 1993 Non-Employee Directors’ Stock Option Plan and a 1994 Equity Incentive Plan (collectively, the “Plans”). In March 1994, the 1989 Equity Incentive Plan was amended to reduce the number of shares reserved there under and the Board of Directors determined that no further grants would be made under this plan. As of December 31, 2004 and 2003, 331,680 and 328,105 shares, respectively, were available for grant under the Plans. The Plans provide for incentive stock options to be granted at times and prices determined by the Company’s Board of Directors, to be granted at not less than 100% of the fair value of the Company’s common stock on the date of grant. Options are generally subject to a three or four-year vesting schedule. Options issued under the Plans expire at the earlier of the end of the exercise period of no more than ten years from the date of grant or 90 days following the grantee’s end of service to the Company.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2004 and 2003

SHAREHOLDERS’ EQUITY (continued)

Stock Option Plans (continued)

During 2004 and 2003, no options were granted, exercised or forfeited.

A summary of the status of the options issued under the Plan for the two years ended December 31, 2004 and 2003 is presented below:

		Average
		Price per
	Shares	Share
Outstanding at January 1, 2003	11,175	$1.71

Expired	—	—

Outstanding at December 31, 2003	11,175	$1.71

Expired	(3,575)	$3.55

Outstanding at December 31, 2004	7,600	$0.85

The following table summarizes information about fixed price stock options outstanding at December 31, 2004:

	Options Outstanding and Exercisable
		Weighted Ave.
Range of Exercise	Number Outstanding	Remaining	Weighted-Average
Prices	12/31/04	Contractual Life	Exercise Price
$0.50	3,200	3.1 years	$0.50
$1.06 - $1.13	4,400	3.3	$1.10

$0.50 - $1.13	7,600	3.2	$0.85