Form 10QSB
period 2005-03-31
IRONSTONE GROUP INC
filed 2005-05-12
CIK 723269

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-12346

IRONSTONE GROUP, INC.

(Name of Registrant as specified in its charter)

Delaware	95-2829956
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

539 Bryant St., San Francisco, California 94107
(Address of principal executive offices, including zip code)

(415) 551-3260
(Registrant’s telephone number, including area code)

NONE
(Former name, former address and former fiscal year, if changed since last report)

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

As of March 31, 2005, 742,108 shares of Common Stock, $0.01 par value, were outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☑

IRONSTONE GROUP, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2005 and 2004	3

Condensed consolidated balance sheet at March 31, 2005	4

Condensed consolidated statements of cash flows for the three months ended March 31, 2005	5

Notes to condensed consolidated financial statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Controls and Procedures	9

PART II — OTHER INFORMATION

Item 5. Other Information	9

Item 6. Exhibits	9

SIGNATURES	10
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

IRONSTONE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended
	March 31,
	2005	2004
Revenues — interest and other income	$1	$7

Costs and expenses:
Legal and other professional fees	25,882	20,528
Other expenses	16,137	14

Total costs and expenses	42,019	20,542

Loss from operations	(42,018)	(20,535)
Other expense — interest	(297)	—

Net loss	$(42,315)	$(20,535)

COMPREHENSIVE INCOME, NET OF TAX:
Net loss	$(42,315)	$(20,535)
Unrealized holding gain arising during the period	3,014,670	1,952,760

Comprehensive income	$2,972,355	$1,932,225

Basic and diluted loss per share:
Net loss per share	$(0.06)	$(0.03)

Weighted average shares	742,311	742,311

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2005
(unaudited)

ASSETS:
Current assets:
Cash	$11,626
Marketable securities available for sale, at fair value	14,040
Investment in Salon Media Group, Inc. Series C Preferred, at fair value	4,552,200
Warrants to purchase Salon Media Group, Inc. common stock, at fair value	448,500

Total assets	$5,026,366

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Line of credit borrowings	$48,383
Accounts payable	18,611

Total liabilities	66,994

Shareholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized of which there are no issued and outstanding shares
Common stock, $0.01 par value, 25,000,000 shares authorized of	—
which 1,487,644 shares are issued	14,878
Additional paid-in capital	21,170,385
Accumulated deficit	(20,016,026)
Accumulated other comprehensive income	4,312,010

5,481,247
Less: Treasury stock 745,536 shares	(521,875)

Total shareholders’ equity	4,959,372

Total liabilities and shareholders’ equity	$5,026,366

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(42,315)	$(20,535)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	18,448	(5,916)

Net cash used in operating activities	(23,867)	(26,451)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from line of credit	28,133	—

Net cash provided from financing activities	28,133	—

Net increase (decrease) in cash	4,266	(26,451)
Cash at beginning of period	7,360	53,327

Cash at end of period	$11,626	$26,876

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$297	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2005 and 2004
(UNAUDITED)

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities

Ironstone Group, Inc. (the “Company”) currently has no operations but is seeking appropriate business combination opportunities. Alternatively, the Company is looking for an investment opportunity for some or all of its remaining liquid assets.

Marketable Securities

Marketable securities have been classified by management as available for sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). In accordance with SFAS No. 115, marketable securities are recorded at fair value and any unrealized gains or losses are excluded from earnings and reported as a separate component of shareholders’ equity until realized. The fair value of the Company’s marketable securities and investments at March 31, 2005 are based on quoted market prices. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. For marketable securities for which there is an other-than-temporary impairment, an impairment loss is recognized as a realized loss.

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s most recent Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

Earnings <Loss> per Share – Basic and Diluted

Basic earnings (loss) per share (“EPS”) excludes dilution and is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares actually outstanding during the period. Diluted EPS reflects the potential dilution from potentially dilutive securities, except where inclusion of such potentially dilutive securities would have an anti-dilutive effect, using the average stock price during the period in the computation.

Options to purchase 7,600 shares of the Company’s common stock were outstanding during the three-month periods ended March 31, 2005 and 2004, but were not included in the computation of diluted EPS as their effect would have been anti-dilutive.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2005 and 2004
(UNAUDITED)

2. INVESTMENT IN SALON MEDIA GROUP, INC.

The Company owns 843 shares of Series C Preferred Stock of Salon Media Group, Inc. (“Salon”). These shares resulted from the December 31, 2003 conversion of Convertible Promissory Notes purchased by the Company and are convertible to common stock at any time. The Series C Preferred Stock is convertible into common stock of Salon at the conversion rate determined by dividing the Series C Preferred Stock per share price of $800 by the Series C Conversion Price of $0.04, or at the rate of one share of Series C Preferred Stock to 20,000 shares of common stock. If converted, the Company’s shares of Series C Preferred Stock represent 16,860,000 common shares of Salon, or 8.7% of Salon’s common stock outstanding as of March 31, 2005. The investment in Salon is valued at the converted common stock value of $0.27 per share, or $4,552,200 at March 31, 2005.

Additionally, in conjunction with making the investment in Salon, the Company received 1,950,000 warrants to purchase common stock in Salon at prices from $0.04182 - $0.05256 per share. The warrants are under anti-dilution protection and in February 2004 were revalued downward to a range of $0.04169 - $0.05181 in conjunction with the issuance of Series C Preferred Stock. The warrants have a weighted average price of $0.04, are fully exercisable and expire three years from issuance. The warrants were valued at $0.23 per share, or $448,500, at March 31, 2005.

3. LINE OF CREDIT

With Board approval, on September 23, 2004, the Company entered into a line of credit arrangement with First Republic Bank (the “lender”). The line of credit has a borrowing limit of $100,000 with interest based upon lender’s prime, with a floor rate of 4.25%. Interest is payable monthly and was 5.75% at March 31, 2005. The line expires September 23, 2005, and will automatically renew upon review by the lender. The line of credit is guaranteed by an officer and a member of the Board Director. At March 31, 2005, the outstanding balance under the line was $48,383.

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

Results of Operations

Comparison of 2005 to 2004

Costs and expenses for the three-month period ended March 31, 2005 increased $21,477 or 105% compared to the same period in 2004. This was primarily due to an increase in professional fees in the first quarter 2005 as compared to the same period in 2004.

Liquidity and Capital Resources

Cash increased $4,266 from $7,360 at December 31, 2004 to $11,626 at March 31, 2005. Net cash used in operating activities for the three-month period ended March 31, 2005 was $23,867. Cash provided by the line of credit for the period was $28,133. At March 31, 2005, the outstanding balance under the line was $48,383. See Note 3 of Notes to Condensed Consolidated Financial Statements for more information.

The Company’s investment in Salon Media Group, Inc. increased from $1,854,600 to $4,552,200 and the warrants increased in value from $136,500 to $448,500 from December 31, 2004 to March 31, 2005, due to the increase in value of the underlying common stock of Salon Media Group, Inc. See Note 2 of Notes to Condensed Consolidated Financial Statements for more information.

The Company may make an investment in other companies or obtain additional equity or working capital through bank borrowings and public or private sale of equity securities. There can be no assurance, however, that such additional financing will be available on terms favorable to the Company, or at all.

Trends and Uncertainties

Termination of Historical Business Lines

Since winding down the Belt Perry property and tax services group, the Company’s management and the Board of Directors have been seeking appropriate business combination opportunities for the Company. In the alternative, management and the Board have looked for investment, such as its investment in Salon Media Group, Inc., for the Company to invest some or all of its remaining liquid assets. Otherwise, the Company’s cash assets are invested in corporate securities and demand deposit accounts. If the Company does not find an operating entity to combine with, and if its assets are not invested in certain types of securities (primarily government securities), it may be deemed to be an investment company under the terms of the Investment Company Act of 1940, as amended.

Item 3. Controls and Procedures

As of March 31, 2005, the Company carried out an evaluation, under the supervision of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s design and operation of the Company’s disclosure controls and procedures as pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 (the “exchange Act”). Based upon that evaluation, the Company’s principal executive and financial officer concluded that as of March 31, 2005, there was a material weakness in the Company’s disclosure controls and procedures that affected the timely providing of material information relating to the Company, as required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company does not have an audit committee. The absence of that important oversight constitutes a material weakness in the Company’s corporate governance structure.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls or other factors that could significantly affect those controls subsequent to the date of the Company’s evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Section 302 – Principal Executive Officer Certification
31.2	Section 302 – Principal Financial Officer Certification

32.1	Section 1350 – Certification – Chief Executive Officer
32.2	Section 1350 – Certification – Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

IRONSTONE GROUP, INC. a Delaware corporation
Date: May 10, 2005	By:	/s/ Robert H. Hambrecht
Robert H. Hambrecht
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert H. Hambrecht Robert H. Hambrecht	Director, Chief Executive Officer, and Secretary (Principal Executive Officer)	May 10, 2005
/s/ Anna-Marie E. Schweizer Anna-Marie E. Schweizer	Chief Financial Officer	May 10, 2005
/s/ Edmund H. Shea, Jr. Edmund H. Shea, Jr.	Director	May 10, 2005
/s/ William R. Hambrecht William R. Hambrecht	Director	May 10, 2005

***