Form 10-Q
period 2005-06-30
IRONSTONE GROUP INC
filed 2005-08-15
CIK 723269

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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
Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
As of August 10, 2005, 742,108 shares of Common Stock, $0.01 par value, were outstanding.
Transitional Small Business Disclosure Format: Yes ☐ No ☑

IRONSTONE GROUP, INC. AND SUBSIDIARIES

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended
	June 30,
	2005	2004
Revenues — interest and other income	$2	$3

Total revenue	2	3

Costs and expenses:
Legal and other professional fees	6,050	22,198
Other expenses	2,713	870

Total costs and expenses	8,763	23,068

Loss from operations	(8,761)	(23,065)
Other expense — interest	843	—

Net loss	$(9,604)	$(23,065)

COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Net loss	$(9,604)	$(23,065)
Unrealized holding gain (loss) arising during the period	(1,882,950)	664,260

Comprehensive income (loss)	$(1,892,554)	$641,195

Basic and diluted loss per share:
Net loss per share	$(0.01)	$(0.03)

Weighted average shares	742,311	742,311

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)

	Six Months Ended
	June 30,
	2005	2004
Revenues — interest and other income	$3	$9

Total revenue	3	9

Costs and expenses:
Legal and other professional fees	31,932	42,726
Other expenses	18,850	884

Total costs and expenses	50,782	43,610

Loss from operations	(50,779)	(43,601)
Other expense — interest	1,140	—

Net loss	$(51,919)	$(43,601)

COMPREHENSIVE INCOME, NET OF TAX:
Net loss	$(51,919)	$(43,601)
Unrealized holding gain arising during the period	1,131,720	2,617,020

Comprehensive income	$1,079,801	$2,573,419

Basic and diluted loss per share:
Net loss per share	$(0.07)	$(0.06)

Weighted average shares	742,311	742,311

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2005
(unaudited)

ASSETS:
Current assets:
Cash	$2,362
Marketable securities available for sale, at fair value	12,090
Investment in Salon Media Group Series C Preferred, at fair value	2,866,200
Warrants to purchase Salon Media Group, Inc. common stock, at fair value	253,500

Total assets	$3,134,152

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Liabilities:
Line of credit borrowings	$58,383
Accounts payable	8,950

Total liabilities	67,333

Shareholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized of which there are no issued and outstanding shares	—
Common stock, $0.01 par value, 25,000,000 shares authorized of which 1,487,847 shares are issued	14,878
Additional paid-in capital	21,170,385
Accumulated deficit	(20,025,630)
Accumulated other comprehensive income	2,429,061

3,588,694
Less: Treasury stock 745,536 shares	(521,875)

Total shareholders’ equity	3,066,819

Total liabilities and shareholders’ equity	$3,134,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(51,919)	$(43,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	8,788	(3,212)

Net cash used in operating activities	(43,131)	(46,813)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from line of credit	38,133	—

Net cash provided from financing activities	38,133	—

Net decrease in cash	(4,998)	(46,813)

Cash at beginning of period	7,360	53,327

Cash at end of period	$2,362	$6,514

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$843	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2005 and 2004
(UNAUDITED)
1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business Activities
Ironstone Group, Inc. (the “Company”) currently has no operations but is seeking appropriate business combination opportunities. Alternatively, the Company is looking for an investment opportunity for some or all of its remaining liquid assets.
Marketable Securities
Marketable securities have been classified by management as available for sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). In accordance with SFAS No. 115, marketable securities are recorded at fair value and any unrealized gains or losses are excluded from earnings and reported as a separate component of shareholders’ equity until realized. The fair value of the Company’s marketable securities and investments at June 30, 2005 are based on quoted market prices. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. For marketable securities for which there is an other-than-temporary impairment, an impairment loss is recognized as a realized loss.
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
Options to purchase 7,600 shares of the Company’s common stock were outstanding during the six-month period ended June 30, 2005 and 2004, but were not included in the computation of diluted EPS as their effect would have been anti-dilutive.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2005 and 2004
(UNAUDITED)
2. INVESTMENT IN SALON MEDIA GROUP, INC.
The Company owns 843 shares of Series C Preferred Stock of Salon Media Group, Inc. (“Salon”). These shares resulted from the December 31, 2003 conversion of Convertible Promissory Notes purchased by the Company and are convertible to common stock at any time. The Series C Preferred Stock is convertible into common stock of Salon at the conversion rate determined by dividing the Series C Preferred Stock per share price of $800 by the Series C Conversion Price of $0.04, or at the rate of one share of Series C Preferred Stock to 20,000 shares of common stock. If converted, the Company’s shares of Series C Preferred Stock represent 16,860,000 common shares of Salon, or 8.7% of Salon’s common stock outstanding as of June 30, 2005. The investment in Salon is valued at the converted common stock value of $0.17 per share, or $2,866,200 at June 30, 2005.
Additionally, in conjunction with making the investment in Salon, the Company received 1,950,000 warrants to purchase common stock in Salon at prices from $0.04182 — $0.05256 per share. The warrants are under anti-dilution protection and in February 2004 were revalued downward to a range of $0.04169 — $0.05181 in conjunction with the issuance of Series C Preferred Stock. The warrants have a weighted average price of $0.04, are fully exercisable and expire three years from issuance. The warrants were valued at $0.13 per share, or $253,500, at June 30, 2005.
3. LINE OF CREDIT
With Board approval, on September 23, 2004, the Company entered into a line of credit arrangement with First Republic Bank (the “lender”). The line of credit has a borrowing limit of $100,000 with interest based upon lender’s prime, with a floor rate of 4.25%. Interest is payable monthly and was 6.0% at June 30, 2005. The line expires September 23, 2005, and will automatically renew upon review by the lender. The line of credit is guaranteed by an officer and a member of the Board Director. At June 30, 2005, the outstanding balance under the line was $58,383.

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
Results of Operations
Comparison of 2005 to 2004
Costs and expenses for the three-month period ended June 30, 2005 decreased $14,305 or 62% compared to the same period in 2004. This was primarily due to the timing of professional fees, which were incurred in the first quarter of 2005 rather than the second quarter 2005. For the six-month period ended June 30, 2005, costs and expenses increased by $7,172 or 16% compared to the same period in 2004. This increase was primarily due to an increase in professional fees for the six-month period ended June 30, 2005 as compared to the same period in 2004.
Liquidity and Capital Resources
Cash decreased $4,998 from $7,360 at December 31, 2004 to $2,362 at June 30, 2005. Net cash used in operating activities for the six-month period ended June 30, 2005 was $43,131. Cash provided by the line of credit for the period was $38,133. At June 30, 2005, the outstanding balance under the line was $58,383. See Note 3 of Notes to Condensed Consolidated Financial Statements for more information.
The Company’s investment in Salon Media Group, Inc. decreased from $4,552,200 to $2,886,200 and the warrants decreased in value from $448,500 to $253,500 from March 31, 2005 to June 30, 2005, due to the decrease in value of the underlying common stock of Salon Media Group, Inc. See Note 2 of Notes to Condensed Consolidated Financial Statements for more information.
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

Item 3. Controls and Procedures
As of June 30, 2005, the Company carried out an evaluation, under the supervision of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s design and operation of the Company’s disclosure controls and procedures as pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 (the “exchange Act”). Based upon that evaluation, the Company’s principal executive and financial officer concluded that as of June 30, 2005, there was a material weakness in the Company’s disclosure controls and procedures that affected the timely providing of material information relating to the Company, as required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company does not have an audit committee. The absence of that important oversight constitutes a material weakness in the Company’s corporate governance structure. In addition, the resignation of the Company’s CFO on June 14, 2005, has resulted in the Company not having sufficient segregation of duties amongst its executive officers, and therefore the internal controls are not effective.
Changes in Internal Controls
There were no significant changes in the Company’s internal controls or other factors that could significantly affect those controls subsequent to the date of the Company’s evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
PART II – OTHER INFORMATION
Item 5. Other Information
As of June 14, 2005, Anna Schweizer, Ironstone’s Chief Financial Officer, resigned her position at the Company. In her absence, Robert H. Hambrecht, the Company’s Chief Executive Officer, has taken on the role of acting Chief Financial Officer.
Item 6. Exhibits
31.1	Section 302 – Principal Executive Officer Certification

32.1	Section 1350 – Certification – Chief Executive Officer

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

IRONSTONE GROUP, INC. a Delaware corporation
Date: August 10, 2005	By:	/s/ Robert H. Hambrecht
Robert H. Hambrecht
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert H. Hambrecht Robert H. Hambrecht	Director, Chief Executive Officer, Chief Financial Officer and Secretary (Principal Executive Officer)	August 10, 2005
/s/ Edmund H. Shea, Jr. Edmund H. Shea, Jr.	Director	August 10, 2005
/s/ William R. Hambrecht William R. Hambrecht	Director	August 10, 2005
***