Form 10KSB
period 2005-12-31
IRONSTONE GROUP INC
filed 2006-03-29
CIK 723269

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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
Common Stock, $0.01 par value
Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☑ No ☐
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)
The Registrant’s revenues for the fiscal year ended December 31, 2005 were $12.
The approximate aggregate market value of voting stock held by non-affiliates of the Registrant was $785,324 as of December 31, 2005 based on the closing bid price on December 31, 2005. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.
Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
As of December 31, 2005, 742,108 shares of Common Stock, $0.01 par value, were outstanding.
Transitional Small Business Disclosure Format: Yes ☐ No ☑

PART 1
ITEM 1. DESCRIPTION OF BUSINESS
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
BUSINESS STRATEGY
Currently, the Company is reviewing options and new business opportunities. At December 31, 2005, the Company had $21,060 in marketable securities, $3,629 in cash, an investment in Salon Media Group, Inc. valued at $5,901,000, warrants to purchase Salon Media Group, Inc. common stock valued at $595,647 and tax loss carry-forwards at its disposal.
There can be no assurance that the Company will acquire businesses, form additional alliances, or expand its existing services. Failure to expand the scope of services provided by the Company may have an adverse effect on the Company’s results of operations.
EMPLOYEES
As of December 31, 2005, the Company had one part-time employee. This employee received no compensation and is not subject to a collective bargaining agreement.
ITEM 2. DESCRIPTION OF PROPERTY
The Company’s principal executive offices are located at 539 Bryant Street, San Francisco, California and its telephone number is (415) 551-3260.
ITEM 3. LEGAL PROCEEDINGS
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of stockholders during 2005.

PART II
ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
Information regarding the recent trading activity of the Company‘s Common Stock is reported on the OTC Bulletin Board and the Company is not aware of any recent material trading activity in shares of its Common Stock. As of December 31, 2005, there were approximately 800 holders of record of the Company’s Common Stock. The Company has not paid cash dividends on its Common Stock since its inception and does not intend to pay cash dividends on its Common Stock in the foreseeable future.
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
RESULTS OF OPERATIONS
Year ended December 31, 2005
Revenues for 2005 were $12, an increase of $1 as compared to 2004.
Costs and expenses for 2005 totaled $94,013, a decrease of $122,023 or 56% as compared to 2004. The decrease was primarily due to an increase in state filing fees of $43,235, offset by a decrease in $157,365 impairment loss on marketable securities taken in 2004,and a decrease in legal and professional fees of $6,506.
Year ended December 31, 2004
Revenues for 2004 were $11, a decrease of $121,629 as compared to 2003. The revenue decrease was due to the sale of marketable securities and lower interest and other income and the return on investment of the proceeds in 2003.
Costs and expenses for 2004 totaled $216,036, an increase of $78,638 or 57% as compared to 2003. The increase was primarily due to a $157,365 impairment loss on marketable securities in 2004, offset by a decrease in legal and professional fees of $68,792.

LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities for the year ended December 31, 2005 was $71,864. Working capital at December 31, 2005 was $6,406,940, an increase of $4,419,923 from 2004. The increase is primarily due to the valuation of Salon Media Group, Inc. Series C Preferred, at fair value conversion price.
Cash decreased by $3,731 from $7,360 at the end of 2004 to $3,629 at the end of 2005. The decrease is due to the use of available cash for operating expenses. The Company has a line of credit agreement with First Republic Bank which it will use to meet its cash needs over the next 12 months (see Note 5 to Consolidated Financial Statements).
While the Company explores new business opportunities, the primary capital resource of the Company is 843 shares of Series C Preferred Stock of Salon Media Group, Inc. (“Salon”). These shares were converted on December 31, 2003 from Convertible Promissory Notes purchased by the Company and are convertible to common stock at any time. The Series C Preferred Stock is convertible into common stock of Salon at the conversion rate determined by dividing the Series C Preferred Stock per share price of $800 by the Series C Conversion Price of $0.04, or at the rate of one share of Series C Preferred Stock to 20,000 shares of common stock. If converted, the Company’s shares of Series C Preferred Stock represent 16,860,000 shares or 8.7% of Salon’s common stock outstanding as of December 31, 2005. The investment in Salon is valued at the converted common stock value of $0.35 per share, or $5,901,000, at December 31, 2005.
Additionally, in conjunction with making the investment in Salon, the Company received warrants to purchase 1,950,000 shares of common stock in Salon at prices from $0.04182-$0.05256 per share. The warrants are under anti-dilution protection and in February 2004 were revalued downward to a range of $0.04169-$0.05181 in conjunction with the issuance of additional Series C Preferred Stock. The warrants have a weighted average price of $0.0445, are fully exercisable and expire three years from issuance. The warrants were valued at $0.3055 per share, or $595,647, at December 31, 2005.
The investment and warrants with Salon are classified as available for sale and, therefore, a related unrealized gain of $4,517,637 has been included in comprehensive income in 2005.
As of March 11, 2006, Salon’s common stock was trading at $0.27 per share. There can be no assurance that a market will continue to exist for either the Series C Preferred Stock currently owned by the Company or the common stock of Salon should it be converted or the warrants exercised.
The Company may obtain additional equity or working capital through additional bank borrowings and public or private sales of equity securities and exercises of outstanding stock options. There can be no assurance, however, that such additional financing will be available on terms favorable to the Company, or at all.
On February 7, 2006, the Company exercised their option to purchase 300,000 shares of Salon as these warrants were going to expire on February 11, 2006. The Company used a cashless exercise option, in which Salon distributed the shares to the Company less the number of shares that would need to have been sold at the market price of the stock on that day to cover the cost of exercising the warrants. The warrants were exercisable at $0.04505918 per share and the stock price at the closing of trading on February 8, 2006 was $0.36, resulting in the Company receiving 262,450 shares from the exercise of the warrant.
Furthermore, on March 7, 2006, the Company exercised their option to purchase an additional 300,000 shares as these warrants were going to expire on March 12, 2006. The Company once again used a cashless exercise option. The warrants were exercisable at $0.04168543 per share and the stock price at the closing of trading on March 7, 2006 was $0.28, resulting in the Company receiving 255,337 shares from the exercise of the warrants.
The Company expects to continue to exercise warrants over the course of the year as they approach expiration date, including an additional 300,000 that expire on March 25, 2006 and another 300,000 that expire on April 10, 2006. The Company may continue to utilize a cashless exercise option, or may decide to pay in full for the warrants, depending upon funds available and the exercise price of the warrants in question.
ITEM 7. FINANCIAL STATEMENTS
The financial statements required to be filed herewith begin on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 8A. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
     As of December 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Company’s principal executive and financial officer concluded that as of December 31, 2005 there were material weaknesses in the Company’s disclosure controls and procedures. These items are described in the following paragraph. There were no changes in the Company’s controls and procedures during the fourth quarter ended December 31, 2005.
     The Company does not have an adequate number of independent board members nor therefore an independent audit committee. In addition, the lack of multiple employees results in the Company’s inability to have a sufficient segregation of duties within its accounting and financial activities. These absences constitute material weaknesses in the Company’s corporate governance structure.
Changes in internal controls
     On February 27, 2006, the Company’s Board of Directors accepted the resignation of Mr. Robert Hambrecht as Chief Financial Officer of the Company and approved the appointment of Mr.Quock Fong in his place. The existence of a second executive officer of the Company has resulted in a significant improvement in the Company’s internal controls. The Company has also added a bookkeeper.
ITEM 8B. OTHER INFORMATION
None.

PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
DIRECTORS

Name	Age	Director Since
Edmund H. Shea, Jr.	74	1993

William R. Hambrecht	70	2003

Robert H. Hambrecht	39	2003
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
Robert H. Hambrecht was a founding partner of W.R. Hambrecht + Co., an investment banking firm, founded in January 1998, and is presently a Managing Director. From 1996 through January 1998, Mr. Hambrecht was Vice President of H&Q Venture Partners, a venture capital firm. From 1994 to 1996, Mr. Hambrecht was employed by Unterberg Harris, an investment banking firm. Mr. Hambrecht earned a master’s degree in public administration from Columbia University in 1993. Mr. Hambrecht also serves on the Board of Directors of four privately-held companies and one public company.
EXECUTIVE OFFICERS
The following table sets forth the names, ages and positions of the Company’s executive officers as of December 31, 2005. A summary of the background and experience of each of these individuals is set forth after the table.

Name	Age	Position
Robert H. Hambrecht	39	Chief Executive Officer, Chief Financial Officer and Secretary
In July 2005, Anna-Marie E. Schweizer resigned as Chief Financial Officer, with Mr. Hambrecht replacing her in this position. The appointment was approved by the Board. On February 27, 2006, the Board appointed Mr. Quock Fong as Chief Financial Officer. Mr. Hambrecht resigned from this position as Chief Financial Officer, while retaining his role as Chief Executive Officer and Secretary.
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

COMPENSATION OF EXECUTIVE OFFICERS
SUMMARY OF COMPENSATION
The following table shows that, for the fiscal year ended December 31, 2005, no compensation was awarded or paid to, or earned by, the Company’s Chief Executive Officer or the Company’s Chief Financial Officer.

NAME AND PRINCIPAL				OTHER ANNUAL
POSITION	YEAR	SALARY ($)	BONUS	COMPENSATION ($)

Robert H. Hambrecht	2005	—	—	—
Chief Executive Officer, Chief Financial Officer and Secretary

Anna-Marie E. Schweizer	2005	—	—	—
Chief Financial Officer (through July, 2005)
STOCK OPTION GRANTS AND EXERCISES
The 1994 Equity Incentive Plan (the “Plan”) provides for the grant of (i) both incentive and non-statutory stock options and (ii) rights to purchase restricted stock, together “Stock Awards”, to the Company’s directors, officers and employees. Directors who are not salaried employees of or consultants to the Company or to any affiliate of the Company are not eligible to participate in the Plan. As of December 31, 2005, options to purchase a total of 6,000 shares were outstanding under the Plan, no shares had been purchased pursuant to the Plan and 331,680 shares remained available for future issuance there under.
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
No options or rights to purchase restricted stock were granted to the Company’s executive officer during the fiscal year ended December 31, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth certain information regarding the ownership of the Company’s Common Stock as of December 31, 2005 by: (i) each director and nominee for director; (ii) all officers and directors of the Company as a group; and (iii) all those known by the Company to be beneficial owners of more than five percent of its Common Stock.
BENEFICIAL OWNERSHIP (1)

	NUMBER OF SHARES OF	PERCENT
BENEFICIAL OWNER	COMMON STOCK	TOTAL (2)
William R. Hambrecht	432,604	58.3
539 Bryant Street
San Francisco, CA 94107

Edmund H. Shea, Jr. and related entities	113,173	15.2
655 Brea Canyon Road
Walnut, CA 91789

All executive officers and directors as a group (2 persons)	545,777	73.5

(1)	This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G, if any, filed with the Securities and Exchange Commission (the “SEC”). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2)	Applicable percentages are based on 742,108 shares outstanding on December 31, 2005 adjusted as required by rules promulgated by the SEC.
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

	2005	2004
Audit — Related Fees	$31,120	$22,850

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

IRONSTONE GROUP, INC.
a Delaware corporation

Date: March 29, 2006	By:	/s/ Robert H. Hambrecht

Robert H. Hambrecht

Chief Executive Officer

Date: March 29, 2006	By:	/s/ Quock Q. Fong

Quock Q. Fong

Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert H. Hambrecht	Director, Chief Executive Officer, and Secretary	March 29, 2006
Robert H. Hambrecht	(Principal Executive Officer)

/s/ Quock Q. Fong	Chief Financial Officer,	March 29, 2006

Quock Q. Fong	(Principal Financial Officer)

/s/ Edmund H. Shea, Jr.	Director	March 29, 2006

Edmund H. Shea, Jr.

/s/ William R. Hambrecht	Director	March 29, 2006

William R. Hambrecht

IRONSTONE GROUP, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders of
Ironstone Group, Inc.
We have audited the accompanying consolidated balance sheet of Ironstone Group, Inc. and Subsidiaries as of December 31, 2005, and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ironstone Group, Inc. and Subsidiaries as of December 31, 2005, and their results of operations and cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
/s/ J. H. Cohn LLP
San Diego, California
March 14, 2006

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2005

ASSETS:
Current assets:
Cash	$3,629
Marketable securities available for sale, at fair value	21,060
Salon Media Group, Inc. Series C Preferred, at fair value	5,901,000
Warrants to purchase Salon Media Group common stock, at fair value	595,647

Total assets	$6,521,336

LIABILITIES AND SHAREHOLDERS EQUITY
Liabilities:
Line of credit borrowings	$88,383
Accounts payable	26,013

Total Liabilities	114,396

Shareholders’ equity:
Preferred stock,$0.01 par value, 5,000,000 shares authorized of which there are no issued and outstanding shares
Common stock,$0.01 par value, 25,000,000 shares authorized of which 1,487,644 shares are issued	14,878
Additional paid-in capital	21,170,385
Accumulated deficit	(20,071,425)
Accumulated other comprehensive income	5,814,977

6,928,815
Less: Treasury Stock 745,536 shares	(521,875)

Total shareholders’ equity	6,406,940

Total liabilities and shareholders’ equity	$6,521,336

The accompanying notes are an integral part of these consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Years Ended December 31, 2005 and 2004

	2005	2004
Revenues — interest and other income	$12	$11

Total revenues	12	11

Costs and expenses:
Impairment loss on marketable securities		157,365
Legal and other professional fees	50,409	56,915
State filing fee	43,235
Miscellaneous expenses	369	1,756

Total costs and expenses	94,013	216,036

Loss from operations	(94,001)	(216,025)

Other income (expense):
Interest expense	(3,713)	(172)

Net loss	$(97,714)	$(216,197)

COMPREHENSIVE INCOME, NET OF TAX:
Net loss	$(97,714)	$(216,197)
Unrealized holding gain arising during the year:
Unrealized holding gain arising during the period	4,517,637	1,290,570
Reclassification adjustment for impairment loss included in net loss		157,365

Comprehensive income	$4,419,923	$1,231,738

Basic and diluted loss per share:
Net loss per share	$(0.13)	$(0.29)

Weighted average shares	742,108	742,209

The accompanying notes are an integral part of these consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2005 and 2004

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Income/(Loss)	Shares	Amount	Total
Balances, January 1, 2004	1,487,847	$14,878	$21,170,385	$(19,757,514)	$(150,595)	745,536	$(521,875)	$755,279

Retirement of stock	(203)							—
Other comprehensive income					1,447,935			1,447,935
Net loss				(216,197)				(216,197)

Balances, December 31, 2004	1,487,644	14,878	21,170,385	(19,973,711)	1,297,340	745,536	(521,875)	1,987,017

Other comprehensive income					4,517,637			4,517,637
Net loss				(97,714)				(97,714)

Balances, December 31, 2005	1,487,644	$14,878	$21,170,385	$(20,071,425)	$5,814,977	745,536	$(521,875)	$6,406,940

The accompanying notes are an integral part of these consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2005 and 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(97,714)	$(216,197)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on marketable securities	—	157,365
Changes in operating assets and liabilities:
Other assets	—	578
Accounts payable	25,850	(7,963)

Net cash used in operating activities	(71,864)	(66,217)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from line of credit	68,133	20,250

Net cash provided from financing activities	68,133	20,250

Net decrease in cash	(3,731)	(45,967)

Cash at beginning of year	7,360	53,327

Cash at end of year	$3,629	$7,360

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$3,713	$172

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005 and 2004
1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business Activities
Ironstone Group, Inc. and subsidiaries have no operations but are seeking appropriate business combination opportunities.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Ironstone Group, Inc. and its subsidiaries, AcadiEnergy, Inc., Belt Perry Associates, Inc., DeMoss Corporation, and TaxNet, Inc. (collectively the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.
Marketable Securities
Marketable securities have been classified by management as available for sale in accordance with Statement of Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). In accordance with SFAS No. 115, marketable securities are recorded at fair value and any unrealized gains and losses are excluded from earnings and reported as a separate component of shareholders’ equity until realized. The fair value of the Company’s marketable securities and investments at December 31, 2005 is based on quoted market prices. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. For marketable securities for which there is an other-than-temporary impairment, an impairment loss is recognized as a realized loss.
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
Earnings <Loss> per share
Basic earnings (loss) per share (“EPS”) excludes dilution and is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares actually outstanding during the period. Diluted EPS reflects the potential dilution from potentially dilutive securities, except where inclusion of potentially dilutive securities would have an anti-dilutive effect, using only the average stock price during the period in the computation.
Options to purchase 6,000 shares of the Company’s common stock were outstanding during 2005, but were not included in the computation of diluted EPS as their effect would be anti-dilutive. During 2004, 7,600 options were outstanding, but were not included in the computation of diluted EPS.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005 and 2004
2. INVESTMENT IN SALON MEDIA GROUP, INC.
The Company owns 843 shares of Series C Preferred Stock of Salon Media Group, Inc. (“Salon”). These shares resulted from the December 31, 2003 conversion of Convertible Promissory Notes purchased by the Company and are convertible to common stock at any time. The Series C Preferred Stock is convertible into common stock of Salon at the conversion rate determined by dividing the Series C Preferred Stock per share price of $800 by the Series C Conversion Price of $0.04, or at the rate of one share of Series C Preferred Stock to 20,000 shares of common stock. If converted, the Company’s shares of Series C Preferred Stock represent 16,860,000 common shares of Salon or 8.7% of Salon’s common stock outstanding as of December 31, 2005. The investment in Salon is valued at the converted common stock value of $0.35 per share, or $5,901,000 at December 31, 2005.
Additionally, in conjunction with making the investment in Salon, the Company received 1,950,000 warrants to purchase common stock in Salon at prices ranging from $0.04182 — $0.05256 per share. The warrants are under anti-dilution protection and in February 2004 were revalued downward to a range of $0.01469 — $0.05181 in conjunction with the issuance of Series C Preferred Stock. The warrants have a weighted average price of approximately $0.04, are fully exercisable and expire three years from issuance. The warrants were valued at approximately $0.30 per share, or $595,647, at December 31, 2005.
On February 7, 2006, the Company exercised its option to purchase 300,000 shares of Salon as these warrants were going to expire on February 11, 2006. The Company used a cashless exercise option, in which Salon distributed the shares to the Company less the number of shares that would need to have been sold at the market price of the stock on that day to cover the cost of exercising the warrants. The warrants were exercisable at $0.04505918 per share and the stock price at the closing of trading on February 8, 2006 was $0.36, resulting in the Company receiving 262,450 shares from the exercise of the warrant.
Furthermore, on March 7, 2006, the Company exercised its option to purchase an additional 300,000 shares as these warrants were going to expire on March 12, 2006. The Company once again used a cashless exercise option. The warrants were exercisable at $0.04168543 per share and the stock price at the closing of trading on March 7, 2006 was $0.28, resulting in the Company receiving 255,337 shares from the exercise of the warrants.
The Company expects to continue to exercise warrants over the course of the year as they approach expiration date, including an additional 300,000 that expire on March 25, 2006 and another 300,000 that expire on April 10, 2006. The Company may continue to utilize a cashless exercise option, or may decide to pay in full for the warrants, depending upon funds available and the exercise price of the warrants in question.
4. RELATED PARTY TRANSACTIONS
The President and Chief Executive Officer of Salon is the daughter of a member of the Board of Directors and the sister of the Chief Executive Officer.
5. LINE OF CREDIT ARRANGEMENT
With Board approval, on September 23, 2004, the Company entered into a line of credit arrangement with First Republic Bank (the “lender”). The line of credit has a borrowing limit of $100,000 with interest based upon the lender’s prime rate. Interest is payable monthly and was 7.25% at December 31, 2005. The line automatically renewed on September 23, 2005, and will renew upon review by the lender on an annual basis. The line is guaranteed by Robert H. Hambrecht, Chief Executive Officer, and William R. Hambrecht, Board Director. At December 31, 2005, the outstanding balance under the line was $88,383. On February 9, 2006, the First Republic Bank line of credit borrowing limit was expanded from $100,000 to $150,000 and the due date was extended to February 2007.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005 and 2004
6. INCOME TAXES
SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future consequences of events that have been recognized in the financial statements or tax returns. Deferred income taxes reflect the net tax effects of (i) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (ii) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company’s deferred income taxes at December 31, 2005 and 2004 are as follows:

	2005	2004
Deferred tax assets:
Operating loss carryforward	$9,257,000	$9,505,000
Impairment of marketable securities		67,000
Less valuation allowance	(6,941,000)	(9,008,000)

Deferred tax assets — net	2,316,000	564,000
Deferred tax liability — unrealized gain on marketable securities	(2,316,000)	(564,000)

Deferred income taxes — net	$—	$—

The valuation allowance decreased by approximately $2,067,000 from 2004 to 2005 due to the expiration of net operating loss carryforwards and the increase in the deferred tax liability related to unrealized gains on marketable securities. As of December 31, 2005, the Company has Federal net operating loss carryforwards for tax purposes of approximately $27,131,000 and California net operating loss carryforwards of approximately $553,000. These carryforwards will expire in 2006 to 2025.
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
7. SHAREHOLDERS’ EQUITY
Treasury Stock — On September 15, 2003, the Board of Directors authorized the Company to purchase 745,536 shares of Company common stock at $0.70 per share for an aggregate purchase price of $521,875. The repurchase represented 50.11% of the issued and outstanding shares of the Company. As of December 31, 2005, the treasury shares are held by the Company.
Preferred Stock — The Company is authorized to issue up to five million shares of preferred stock without further shareholder approval; the rights, preferences and privileges of which would be determined at the time of issuance. No shares have ever been issued.
Stock Option Plans — The Company has adopted a 1989 Equity Incentive Plan, a 1993 Non-Employee Directors’ Stock Option Plan and a 1994 Equity Incentive Plan (collectively, the “Plans”). In March 1994, the 1989 Equity Incentive Plan was amended to reduce the number of shares reserved there under and the Board of Directors determined that no further grants would be made under this plan. As of December 31, 2005 and 2004, 331,680 shares were available for grant under the Plans. The Plans provide for incentive stock options to be granted at times and prices determined by the Company’s Board of Directors, to be granted at not less than 100% of the fair value of the Company’s common stock on the date of grant. Options are generally subject to a three or four-year vesting schedule. Options issued under the Plans expire at the earlier of the end of the exercise period of no more than ten years from the date of grant or 90 days following the grantee’s end of service to the Company.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005 and 2004
SHAREHOLDERS’ EQUITY (continued)
Stock Option Plans (continued)
During 2005 and 2004, no options were granted, exercised or forfeited.
A summary of the status of the options issued under the Plan for the two years ended December 31, 2005 and 2004 is presented below:

		Average
		Price per
	Shares	Share
Outstanding at January 1, 2004	11,175	$1.76

Expired	(3,575)	$3.55

Outstanding at December 31, 2004	7,600	$.85

Expired	(1,600)	$1.06

Outstanding at December 31, 2005	6,000	$.88

The following table summarizes information about fixed price stock options outstanding at December 31, 2005:

	Options Outstanding and Exercisable
	Number		Weighted-
Range of	Outstanding	Remaining	Average
Exercise Prices	12/31/05	Contractual Life	Exercise Price
$0.50	3,200	1 year	$0.50
$1.31	2,800	2 year	$1.31

$0.50 - $1.31	6,000		$0.88