Form 10QSB
period 2006-03-31
IRONSTONE GROUP INC
filed 2006-05-15
CIK 723269

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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
Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☑ No ☐
As of March 31, 2006, 742,108 shares of Common Stock, $0.01 par value, were outstanding.
Transitional Small Business Disclosure Format: Yes ☐ No ☑

IRONSTONE GROUP, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended
	March 31,
	2006	2005
Revenues — interest and other income		$1

Total revenues	—	1

Costs and expenses:
Legal and other professional fees	$27,800	25,882
State filing fee	6,000	16,105
Miscellaneous expenses	57	32
Total costs and expenses	33,857	42,019

Loss from operations	(33,857)	(42,018)

Other expense — interest	(2,634)	(297)

Net loss	$(36,491)	$(42,315)

COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Net loss	$(36,491)	$(42,315)
Unrealized holding gain (loss) arising during the period	(1,878,651)	3,014,670

Comprehensive income (loss)	$(1,915,142)	$2,972,355

Basic and diluted loss per share:
Net loss per share	$(0.05)	$(0.06)

Weighted average shares	742,108	742,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2006
(unaudited )

ASSETS:
Current assets:
Cash	$5,094
Marketable securities available for sale, at fair value	17,940
Salon Media Group, Inc. common stock, at fair value	191,941
Salon Media Group, Inc. Series C Preferred stock, at fair value	4,215,000
Warrants to purchase Salon Media Group common stock, at fair value	214,175

Total assets	$4,644,150

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Line of credit borrowings	$118,383
Accounts payable	33,969

Total liabilities	152,352

Shareholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized of which there are no issued and outstanding shares	—
Common stock, $0.01 par value, 25,000,000 shares authorized of which 1,487,644 shares are issued	14,878
Additional paid-in capital	21,170,385
Accumulated deficit	(20,107,916)
Accumulated other comprehensive income	3,936,326

5,013,673
Less: Treasury Stock 745,536 shares	(521,875)

Total shareholders’ equity	4,491,798

Total liabilities and shareholders’ equity	$4,644,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,491)	$(42,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	7,956	18,448

Net cash used in operating activities	(28,535)	(23,867)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from line of credit	30,000	28,133

Net cash provided from financing activities	30,000	28,133

Net increase in cash	1,465	4,266

Cash at beginning of period	3,629	7,360

Cash at end of period	$5,094	$11,626

Supplemental disclosure of cash flow information-cash paid during the period for interest	$2,634	$297

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2006 and 2005
(UNAUDITED)
1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business Activities
Ironstone Group, Inc. and subsidiaries have no operations but are seeking appropriate business combination opportunities.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of Ironstone Group, Inc. and its subsidiaries, AcadiEnergy, Inc., Belt Perry Associates, Inc., DeMoss Corporation, and TaxNet, Inc., (collectively the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.
Marketable Securities
Marketable securities have been classified by management as available for sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). In accordance with SFAS No. 115, marketable securities are recorded at fair value and any unrealized gains or losses are excluded from earnings and reported as a separate component of shareholders’ equity until realized. The fair value of the Company’s marketable securities and investments at March 31, 2006 is based on quoted market prices. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. For marketable securities for which there is an other-than-temporary impairment, an impairment loss is recognized as a realized loss.
Unaudited Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s most recent Annual Report on Form 10-KSB for the year ended December 31, 2005.
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
Three Months Ended March 31, 2006 and 2005
(UNAUDITED)
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
Options to purchase 6,000 shares of the Company’s common stock were outstanding during the three-month periods ended March 31, 2006, but were not included in the computation of diluted EPS as their effect would be anti-dilutive. Options to purchase 7,600 shares of the Company’s common stock were outstanding during the three-month periods ended March 31, 2005, but were not included in the computation of diluted EPS as their effect would be anti-dilutive.
Stock Based Compensation
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123R (revised 2004), “Share-Based Payment” (“SFAS 123R”). In annual periods beginning after June 15, 2005, as amended by the Securities and Exchange Commission, SFAS 123R would eliminate the ability to account for equity-based compensation using the intrinsic value-based method under Accounting Principles Board (“APB”) Opinion No. 25. SFAS 123R requires companies to calculate equity-based compensation expense for stock compensation awards based on the fair value of the equity instrument at the time of the grant. The Company, upon adoption of 123R, will likely use Black-Scholes option pricing model to determine the value of its stock compensation awards, but SFAS may determine that an alternative model may be more appropriate.
Under SFAS 123R, companies are allowed to select from two alternative methods: the Modified Prospective Application, which allows for the adoption of 123R without restatement of prior interim periods in the year of adoption; and the Modified Retrospective Application which allows companies to restate prior financial statements. The Company has adopted SFAS 123R beginning in the first quarter of the fiscal year 2006 using the Modified Prospective method and will not restate prior periods for the adoption of SFAS 123R.
The Company has not offered any equity-based compensation to any of its employees or officers during the period ended March 31, 2006. Additionally, all outstanding options are fully vested and, therefore, the adoption of SFAS 123R has no effect on the Company during that period.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2006 and 2005
(UNAUDITED)
2. INVESTMENT IN SALON MEDIA GROUP, INC.
The Company owns 843 shares of Series C Preferred Stock of Salon Media Group, Inc. (“Salon”). These shares resulted from the December 31, 2003 conversion of Convertible Promissory Notes purchased by the Company and are convertible to common stock at any time. The Series C Preferred Stock is convertible into common stock of Salon at the conversion rate determined by dividing the Series C Preferred Stock per share price of $800 by the Series C Conversion Price of $0.04, or at the rate of one share of Series C Preferred Stock to 20,000 shares of common stock. If converted, the Company’s shares of Series C Preferred Stock represent 16,860,000 common shares of Salon, or 8.7% of Salon’s common stock outstanding as of March 31, 2006. The investment in Salon is valued at the converted common stock value of $0.25 per share, or $4,215,000 at March 31, 2006.
Additionally, in conjunction with making the investment in Salon, the Company received 1,950,000 warrants to purchase common stock in Salon at prices from $0.04182 — $0.05256 per share. The warrants are under anti-dilution protection and in February 2004 were revalued downward to a range of $0.04169 — $0.05181 in conjunction with the issuance of Series C Preferred Stock. On February 7, 2006, March 7, 2006 and March 21, 2006, the Company exercised its options to purchase 300,000 shares of common stock of Salon at each date. The Company used a cashless exercise option, in which Salon distributed the shares to the Company less the number of shares that would need to have been sold at the market price of the stock on that day to cover the cost of exercising the warrants. As a result, the Company received a total of 767,764 shares of common stock of Salon from the exercise of the warrants which were valued at $0.25 per share, or $191,941 at March 31, 2006 The remaining 1,050,000 warrants have a weighted average price of $0.046, are fully exercisable and expire three years from issuance. The warrants were valued at approximately $0.204 per share, or $214,175, at March 31, 2006.
3. LINE OF CREDIT ARRANGEMENT
On September 23, 2004, the Company entered into a line of credit arrangement with First Republic Bank (the “lender”). The line of credit has a borrowing limit of $100,000 with interest based upon the lender’s prime rate. Interest is payable monthly at 7.75%. The line is guaranteed by Robert H. Hambrecht, Chief Executive Officer, and William R. Hambrecht, Board Director. On February 9, 2006, the line of credit borrowing limit was expanded from $100,000 to $150,000 and the due date was extended to February 2007. At March 31, 2006, the outstanding balance under the line was $118,383.
4. SUBSEQUENT EVENTS
The Company exercised its options to purchase 300,000 shares of common stock of Salon on April 4, 2006, 300,000 shares of common stock of Salon on April 29, 2006 and 450,000 shares of common stock of Salon on May 11, 2006. The Company used a cashless exercise option resulting in the Company receiving 692,933 shares of common stock from the exercise of the warrants. As a result, the Company has exercised all of their remaining warrants for shares of common stock of Salon.

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
Results of Operations
Comparison of 2006 to 2005
Costs and expenses for the three-month period ended March 31, 2006 decreased $8,162 or 19.42% compared to the same period in 2005. This was primarily due to a payment made in February 2005 to State of Delaware for 2004 taxes.
Liquidity and Capital Resources
Cash increased by $1,465 from $3,629 at December 31, 2005 to $5,094 at March 31, 2006. Net cash used in operating activities for the three-month period ended March 31, 2006 was $28,535, primarily due to payment of operating expenses. Cash provided by the line of credit for the period was $30,000. On February 9, 2006, the line of credit borrowing limit was expanded from $100,000 to $150,000 and the due date was extended to February 2007. At March 31, 2006, the outstanding balance under the line was $118,383. See Note 3 of Notes to Condensed Consolidated Financial Statements for more information.
The Company’s total investment in Salon Media Group, Inc. preferred stock, common stock and warrants decreased by $1,875,531 from $6,496,647 at December 31, 2005 to $4,621,116 at March 31, 2006, due to a $.10 per share price drop in Salon Media Group common stock. See Note 2 of Notes to Condensed Consolidated Financial Statements for more information.
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

Item 3. Controls and Procedures
As of March 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 (the “exchange Act”). Based upon that evaluation, the Company’s principal executive and financial officer concluded that as of March 31, 2006, the Company’s disclosure controls and procedures were not effective.
The Company does not have an adequate number of independent board members nor an independent audit committee. In addition, the lack of employees results in the Company’s inability to have a sufficient segregation of duties within its accounting and financial activities. These absences constitute material weaknesses in the Company corporate governance structure and internal controls.
Changes in Internal Controls
On February 27, 2006, the Company’s Board of Directors accepted the resignation of Mr. Robert Hambrecht as Chief Financial Officer of the Company and approved the appointment of Mr. Quock Fong in his place. The Company has also added a bookkeeper. The existence of a second executive officer of the Company and a bookkeeper has resulted in a significant improvement in the Company’s internal controls.
PART II – OTHER INFORMATION
Item 5. Other Information
None
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

IRONSTONE GROUP, INC. a Delaware corporation
Date: May 15, 2006	By:	/s/ Robert H. Hambrecht
Robert H. Hambrecht
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert H. Hambrecht Robert H. Hambrecht	Director, Chief Executive Officer, and Secretary (Principal Executive Officer)	May 15, 2006

/s/ Quock Q. Fong	Chief Financial Officer	May 15, 2006
Quock Q. Fong

/s/ Edmund H. Shea, Jr.	Director	May 15, 2006
Edmund H. Shea, Jr.

/s/ William R. Hambrecht	Director	May 15, 2006
William R. Hambrecht