Form 10QSB
period 2006-06-30
IRONSTONE GROUP INC
filed 2006-08-14
CIK 723269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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
Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☑ No ☐
As of June 30, 2006, 742,108 shares of Common Stock, $0.01 par value, were outstanding.
Transitional Small Business Disclosure Format: Yes ☐ No ☑

IRONSTONE GROUP, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed consolidated statements of operations and comprehensive income (loss) for the three months ended June 30, 2006 and 2005 and for the six months ended June 30, 2006 and 2005	3

Condensed consolidated balance sheet at June 30, 2006	4

Condensed consolidated statements of cash flows for the six months ended June 30, 2006 and 2005	5

Notes to condensed consolidated financial statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Controls and Procedures	10

PART II—OTHER INFORMATION

Item 5. Other Information	10

Item 6. Exhibits	10

Signatures	11
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues — interest and other income	$7	$2	$7	$3

Total revenues	7	2	7	3

Costs and expenses:
Legal and other professional fees	25,735	6,050	53,535	31,932
State filing fee	4,881	2,713	10,881	18,818
Miscellaneous expenses	32	—	89	32

Total costs and expenses	30,648	8,763	64,505	50,782

Loss from operations	(30,641)	(8,761)	(64,498)	(50,779)

Other expense — interest	(2,836)	(843)	(5,470)	(1,140)

Net loss	$(33,477)	$(9,604)	$(69,968)	$(51,919)

COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Net loss	$(33,477)	$(9,604)	$(69,968)	$(51,919)
Unrealized holding gain (loss) arising during the period	(1,294,524)	(1,882,950)	(3,173,175)	1,131,720

Comprehensive income (loss)	$(1,328,001)	$(1,892,554)	$(3,243,143)	$1,079,801

Basic and diluted loss per share:
Net loss per share	$(0.05)	$(0.01)	$(0.09)	$(0.07)

Weighted average shares	742,108	742,108	742,108	742,108

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2006
(unaudited )

ASSETS:
Current assets:
Cash	$2,575
Marketable securities available for sale, at fair value	21,840
Salon Media Group, Inc. common stock, at fair value	287,892
Salon Media Group, Inc. Series C Preferred stock, at fair value	3,034,800

Total assets	$3,347,107

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Line of credit borrowings	$148,383
Accounts payable	34,927

Total liabilities	183,310

Shareholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized of which there are no issued and outstanding shares	—
Common stock, $0.01 par value, 25,000,000 shares authorized of which 1,487,644 shares are issued	14,878
Additional paid-in capital	21,170,385
Accumulated deficit	(20,141,393)
Accumulated other comprehensive income	2,641,802

3,685,672
Less: Treasury Stock 745,536 shares	(521,875)

Total shareholders’ equity	3,163,797

Total liabilities and shareholders’ equity	$3,347,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(69,968)	$(51,919)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	8,914	8,788

Net cash used in operating activities	(61,054)	(43,131)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from line of credit	60,000	38,133

Net cash provided from financing activities	60,000	38,133

Net decrease in cash	(1,054)	(4,998)

Cash at beginning of period	3,629	7,360

Cash at end of period	$2,575	$2,362

Supplemental disclosure of cash flow information-cash paid during the period for interest	$5,470	$843

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2006 and 2005
(UNAUDITED)
1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business Activities
Ironstone Group, Inc. and subsidiaries have no operations but are seeking appropriate business combination opportunities.
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of Ironstone Group, Inc. and its subsidiaries, AcadiEnergy, Inc., Belt Perry Associates, Inc., DeMoss Corporation, and TaxNet, Inc., (collectively the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.
Marketable Securities
Marketable securities have been classified by management as available for sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). In accordance with SFAS No. 115, marketable securities are recorded at fair value and any unrealized gains or losses are excluded from earnings and reported as a separate component of shareholders’ equity until realized. The fair value of the Company’s marketable securities and investments at June 30, 2006 is based on quoted market prices. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. For marketable securities for which there is an other-than-temporary impairment, an impairment loss is recognized as a realized loss.
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
Six Months Ended June 30, 2006 and 2005
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
Options to purchase 6,000 shares of the Company’s common stock were outstanding during the six-month period ended June 30, 2006, but were not included in the computation of diluted EPS as their effect would be anti-dilutive. Options to purchase 7,600 shares of the Company’s common stock were outstanding during the six-month period ended June 30, 2005, but were not included in the computation of diluted EPS as their effect would be anti-dilutive.
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
The Company has not offered any equity-based compensation to any of its employees or officers during the period ended June 30, 2006. Additionally, all outstanding options are fully vested, and therefore, the adoption of SFAS 123R has no effect on the Company during that period.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2006 and 2005
(UNAUDITED)
2. INVESTMENT IN SALON MEDIA GROUP, INC.
The Company owns 843 shares of Series C Preferred Stock of Salon Media Group, Inc. (“Salon”). These shares resulted from the December 31, 2003 conversion of Convertible Promissory Notes purchased by the Company and are convertible to common stock at any time. The Series C Preferred Stock is convertible into common stock of Salon at the conversion rate determined by dividing the Series C Preferred Stock per share price of $800 by the Series C Conversion Price of $0.04, or at the rate of one share of Series C Preferred Stock to 20,000 shares of common stock. If converted, the Company’s shares of Series C Preferred Stock represent 16,860,000 common shares of Salon, or 8.7% of Salon’s common stock outstanding as of June 30, 2006. The investment in Salon is valued at the converted common stock value of $0.18 per share, or $3,034,800 at June 30, 2006.
Additionally, in conjunction with making the investment in Salon, the Company received 1,950,000 warrants to purchase common stock in Salon at prices from $0.04182 — $0.05256 per share. The warrants were under anti-dilution protection and in February 2004 were revalued downward to a range of $0.04169 — $0.05181 in conjunction with the issuance of Series C Preferred Stock. On February 7, 2006, March 7, 2006, March 21, 2006, April 4, 2006, April 29, 2006 and May 11, 2006, the Company exercised its warrants to purchase a total of 1,950,000 shares of common stock of Salon. The Company used a cashless exercise option, in which Salon distributed the shares to the Company less the number of shares that would need to have been sold at the market price of the stock on that day to cover the cost of exercising the warrants. As a result, the Company received a total of 1,599,402 shares of common stock of Salon from the exercise of the warrants which were valued at $0.18 per share, or $287,892 at June 30, 2006.
3. LINE OF CREDIT ARRANGEMENT
On September 23, 2004, the Company entered into a line of credit arrangement with First Republic Bank (the “lender”). The line of credit has a borrowing limit of $100,000 with interest based upon the lender’s prime rate. Interest is payable monthly at 8.25%. The line is guaranteed by Robert H. Hambrecht, Chief Executive Officer, and William R. Hambrecht, Board Director. On February 9, 2006, the line of credit borrowing limit was expanded from $100,000 to $150,000 and the due date was extended to February 2007. At June 30, 2006, the outstanding balance under the line was $148,383.

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
Results of Operations
Comparison of 2006 to 2005
Costs and expenses for the three-month period ended June 30, 2006 increased $21,885 or 250% compared to the same period in 2005. This was primarily due to an increase in the review and audit for our 10 QSB and 10 KSB filings. For the six-month period ended June 30, 2006, costs and expenses increased $13,723 or 27% compared to the same period in 2005. This was primarily due to an increase in the review and audit for our 10 QSB and 10 KSB filings and a decrease in the accrual for the State of Delaware taxes.
Liquidity and Capital Resources
Cash decreased by $1,054 from $3,629 at December 31, 2005 to $2,575 at June 30, 2006. Net cash used in operating activities for the six-month period ended June 30, 2006 was $61,054, primarily due to payment of operating expenses. Cash provided by the line of credit for the period was $60,000. On February 9, 2006, the line of credit borrowing limit was expanded from $100,000 to $150,000 and the due date was extended to February 2007. At June 30, 2006, the outstanding balance under the line was $148,383. We are presently negotiating an expansion of the line of credit to $350,000. See Note 3 of Notes to Condensed Consolidated Financial Statements for more information.
The Company’s total investment in Salon Media Group, Inc. preferred stock, and common stock decreased by $1,298,424 from $4,621,116 at March 31, 2006 to $3,322,692 at June 30, 2006, due to a $.07 per share price drop in Salon Media Group’s common stock. See Note 2 of Notes to Condensed Consolidated Financial Statements for more information.
The Company may make an investment in other companies or obtain additional equity or working capital through bank borrowings and public or private sale of equity securities. There can be no assurance, however, that such additional financing will be available on terms favorable to the Company, or at all.
Trends and Uncertainties
Termination of Historical Business Lines
Since winding down the Company’s traditional lines of business, Management and the Board of Directors have been seeking appropriate business combination opportunities for the Company. In the alternative, management and the Board are looking for an investment opportunity for the Company to invest some or all of its remaining liquid assets. Otherwise, the Company’s cash assets are invested in corporate securities and demand deposit accounts. If the Company does not find an operating entity to combine with, and if its assets are not invested in certain types of securities (primarily government securities), it may be deemed to be an investment company under the terms of the Investment Company Act of 1940, as amended.

Item 3. Controls and Procedures
As of June 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 (the “exchange Act”). Based upon that evaluation, the Company’s principal executive and financial officer concluded that as of June 30, 2006, the Company’s disclosure controls and procedures were not effective.
The Company does not have an adequate number of independent board members nor an independent audit committee. In addition, the lack of employees results in the Company’s inability to have a sufficient segregation of duties within its accounting and financial activities. These absences constitute material weaknesses in the Company corporate governance structure and internal controls.
Changes in Internal Controls
None noted.
PART II — OTHER INFORMATION
Item 5. Other Information
None
Item 6. Exhibits

31.1	Section 302 — Principal Executive Officer Certification

31.2	Section 302 — Principal Financial Officer Certification

32.1	Section 1350 — Certification — Chief Executive Officer

32.2	Section 1350 — Certification — Chief Financial Officer

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

IRONSTONE GROUP, INC. a Delaware corporation
Date: August 14, 2006	By:	/s/ Robert H. Hambrecht
Robert H. Hambrecht
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert H. Hambrecht Robert H. Hambrecht	Director, Chief Executive Officer, and Secretary (Principal Executive Officer)	August 14, 2006

/s/ Quock Q. Fong Quock Q. Fong	Chief Financial Officer	August 14, 2006

/s/ Edmund H. Shea, Jr. Edmund H. Shea, Jr.	Director	August 14, 2006

/s/ William R. Hambrecht William R. Hambrecht	Director	August 14, 2006