Form 10QSB
period 2006-09-30
IRONSTONE GROUP INC
filed 2006-11-14
CIK 723269

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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
Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
As of September 30, 2006, 742,108 shares of Common Stock, $0.01 par value, were outstanding.
Transitional Small Business Disclosure Format: Yes ☐ No ☑

IRONSTONE GROUP, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed consolidated statements of operations and comprehensive income (loss) for the three months ended September 30, 2006 and 2005 and for the nine months ended September 30, 2006 and 2005	3

Condensed consolidated balance sheet at September 30, 2006	4

Condensed consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005	5

Notes to condensed consolidated financial statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Controls and Procedures	10

PART II—OTHER INFORMATION

Item 5. Other Information	10

Item 6. Exhibits	10

Signatures	11
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues — interest and other income	$5		$12	$3

Total revenues	5	—	12	3

Costs and expenses:
Legal and other professional fees	(50)	$7,911	53,485	39,843
State filing fee	279	92	11,135	18,910
Miscellaneous expenses	93	98	207	130

Total costs and expenses	322	8,101	64,827	58,883

Loss from operations	(317)	(8,101)	(64,815)	(58,880)

Other expense — interest	(3,230)	(1,204)	(8,700)	(2,344)

Net loss	$(3,547)	$(9,305)	$(73,515)	$(61,224)

COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Net loss	$(3,547)	$(9,305)	$(73,515)	$(61,224)
Unrealized holding gain (loss) arising during the period	(1,849,840)	(743,430)	(5,023,015)	388,290

Comprehensive income (loss)	$(1,853,387)	$(752,735)	$(5,096,530)	$327,066

Basic and diluted loss per share:
Net loss per share	$(0.00)	$(0.01)	$(0.10)	$(0.08)

Weighted average shares	742,108	742,108	742,108	742,108

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2006
(unaudited )

ASSETS:
Current assets:
Cash	$191
Marketable securities available for sale, at fair value	17,940
Salon Media Group, Inc. common stock, at fair value	127,952
Salon Media Group, Inc. Series C Preferred stock, at fair value	1,348,800

Total assets	$1,494,883

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Line of credit borrowings	$165,783
Accounts payable	18,690

Total liabilities	184,473

Shareholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized of which there are no issued and outstanding shares	—
Common stock, $0.01 par value, 25,000,000 shares authorized of which 1,487,644 shares are issued	14,878
Additional paid-in capital	21,170,385
Accumulated deficit	(20,144,941)
Accumulated other comprehensive income	791,963

1,832,285
Less: Treasury Stock 745,536 shares	(521,875)

Total shareholders’ equity	1,310,410

Total liabilities and shareholders’ equity	$1,494,883

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(73,515)	$(61,224)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	(7,323)	(163)

Net cash used in operating activities	(80,838)	(61,387)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from line of credit	77,400	58,133

Net cash provided from financing activities	77,400	58,133

Net decrease in cash	(3,438)	(3,254)

Cash at beginning of period	3,629	7,360

Cash at end of period	$191	$4,106

Supplemental disclosure of cash flow information-cash paid during the period for interest	$8,700	$2,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2006 and 2005
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
Marketable Securities
Marketable securities have been classified by management as available for sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). In accordance with SFAS No. 115, marketable securities are recorded at fair value and any unrealized gains or losses are excluded from earnings and reported as a separate component of shareholders’ equity until realized. The fair value of the Company’s marketable securities and investments at September 30, 2006 is based on quoted market prices. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. For marketable securities for which there is an other-than-temporary impairment, an impairment loss is recognized as a realized loss.
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
Nine Months Ended September 30, 2006 and 2005
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
Options to purchase 6,000 shares of the Company’s common stock were outstanding during the nine-month period ended September 30, 2006, but were not included in the computation of diluted EPS as their effect would be anti-dilutive. Options to purchase 7,600 shares of the Company’s common stock were outstanding during the nine-month period ended September 30, 2005, but were not included in the computation of diluted EPS as their effect would be anti-dilutive.
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
Under SFAS 123R, companies are allowed to select from two alternative methods: the Modified Prospective Application, which allows for the adoption of 123R without restatement of prior interim periods in the year of adoption; and the Modified Retrospective Application which allows companies to restate prior financial statements. The Company has adopted SFAS 123R beginning in the first quarter of the fiscal year 2006 using the Modified Prospective method and has not restated prior periods for the adoption of SFAS 123R.
The Company has not offered any equity-based compensation to any of its employees or officers during the period ended September 30, 2006. Additionally, all outstanding options are fully vested, and therefore, the adoption of SFAS 123R has no effect on the Company during that period.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2006 and 2005
(UNAUDITED)
2. INVESTMENT IN SALON MEDIA GROUP, INC.
The Company owns 843 shares of Series C Preferred Stock of Salon Media Group, Inc. (“Salon”). These shares resulted from the December 31, 2003 conversion of Convertible Promissory Notes purchased by the Company and are convertible to common stock at any time. The Series C Preferred Stock is convertible into common stock of Salon at the conversion rate determined by dividing the Series C Preferred Stock per share price of $800 by the Series C Conversion Price of $0.04, or at the rate of one share of Series C Preferred Stock to 20,000 shares of common stock. If converted, the Company’s shares of Series C Preferred Stock represent 16,860,000 common shares of Salon, or 9.13% of Salon’s common stock outstanding as of September 30, 2006. The investment in Salon is valued at the converted common stock value of $0.08 per share, or $1,348,800 at September 30, 2006.
Additionally, in conjunction with making the investment in Salon, the Company received 1,950,000 warrants to purchase common stock in Salon at prices from $0.04182 — $0.05256 per share. The warrants were under anti-dilution protection and in February 2004 were revalued downward to a range of $0.04169 — $0.05181 in conjunction with the issuance of Series C Preferred Stock. On February 7, 2006, March 7, 2006, March 21, 2006, April 4, 2006, April 29, 2006 and May 11, 2006, the Company exercised its warrants to purchase a total of 1,950,000 shares of common stock of Salon. The Company used a cashless exercise option, in which Salon distributed the shares to the Company less the number of shares that would need to have been sold at the market price of the stock on that day to cover the cost of exercising the warrants. As a result, the Company received a total of 1,599,402 shares of common stock of Salon from the exercise of the warrants which were valued at $0.08 per share, or $127,952 at September 30, 2006.
3. LINE OF CREDIT ARRANGEMENT
On September 23, 2004, the Company entered into a line of credit arrangement with First Republic Bank (the “lender”). The line of credit has a borrowing limit of $100,000 with interest based upon the lender’s prime rate. Interest is payable monthly at 8.25% on September 30, 2006. The line is guaranteed by Robert H. Hambrecht, Chief Executive Officer, and William R. Hambrecht, Board Director. On February 9, 2006, the line of credit borrowing limit was expanded from $100,000 to $150,000. On September 11, 2006, the line of credit borrowing limit was expanded from $150,000 to $350,000 and the due date was extended to September 2007. At September 30, 2006, the outstanding balance under the line was $165,783.

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
Results of Operations
Comparison of 2006 to 2005
Costs and expenses for the three-month period ended September 30, 2006 decreased $7,779 or 96% compared to the same period in 2005. This was primarily due to a reversal in the 3rd quarter of the review and audit fees accrual for our 10 QSB and 10 KSB filings. For the nine-month period ended September 30, 2006, costs and expenses increased $5,944 or 10% compared to the same period in 2005. This was primarily due to an increase in the review and audit fees for our 10 QSB and 10 KSB filings and a decrease in the accrual for the State of Delaware taxes.
Liquidity and Capital Resources
Cash decreased by $3,438 from $3,629 at December 31, 2005 to $191 at September 30, 2006. Net cash used in operating activities for the nine-month period ended September 30, 2006 was $80,838, primarily due to payment of operating expenses. Cash provided by the line of credit for the period was $77,400. On February 9, 2006, the line of credit borrowing limit was expanded from $100,000 to $150,000. On September 11, 2006 the line of credit borrowing limit was expanded from $150,000 to $350,000 and the due date was extended to September 2007. At September 30, 2006, the outstanding balance under the line was $165,783. See Note 3 of Notes to Condensed Consolidated Financial Statements for more information.
The Company’s total investment in Salon Media Group, Inc. preferred stock, and common stock decreased by $1,845,940 from $3,322,692 at June 30, 2006 to $1,476,752 at September 30, 2006, due to a $.10 per share price drop in Salon Media Group’s common stock. See Note 2 of Notes to Condensed Consolidated Financial Statements for more information.
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

Item 3. Controls and Procedures
As of September 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 (the “exchange Act”). Based upon that evaluation, the Company’s principal executive and financial officer concluded that as of September 30, 2006, the Company’s disclosure controls and procedures were not effective.
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

IRONSTONE GROUP, INC. a Delaware corporation
Date: November 14, 2006	By:	/s/ Robert H. Hambrecht
Robert H. Hambrecht
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert H. Hambrecht	Director, Chief Executive Officer,	November 14, 2006

Robert H. Hambrecht	and Secretary (Principal Executive Officer)

/s/ Quock Q. Fong	Chief Financial Officer	November 14, 2006

Quock Q. Fong

/s/ Edmund H. Shea, Jr.	Director	November 14, 2006

Edmund H. Shea, Jr.

/s/ William R. Hambrecht	Director	November 14, 2006

William R. Hambrecht