Form 10KSB
period 2006-12-31
IRONSTONE GROUP INC
filed 2007-03-28
CIK 723269

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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
Common Stock, $0.01 par value
Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐
Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes ☑    No ☐
The Registrant’s revenues for the fiscal year ended December 31, 2006 were $0.
The approximate aggregate market value of voting stock held by non-affiliates of the Registrant was $481,011 as of December 31, 2006 based on the closing bid price on December 31, 2006. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.
Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes ☑     No ☐
As of December 31, 2006, 1,487,644 shares of Common Stock, $0.01 par value, were outstanding.
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
BUSINESS STRATEGY
Currently, the Company is reviewing options and new business opportunities. At December 31, 2006, the Company had $10,920 in marketable securities, $2,369 in cash, an investment in Salon Media Group, Inc. valued at $2,076,683 and tax loss carry-forwards at its disposal.
There can be no assurance that the Company will acquire businesses, form additional alliances, or expand its existing services. Failure to expand the scope of services provided by the Company may have an adverse effect on the Company’s results of operations.
EMPLOYEES
As of December 31, 2006, the Company had one part-time employee. This employee received no compensation and is not subject to a collective bargaining agreement.
ITEM 2. DESCRIPTION OF PROPERTY
The Company’s principal executive offices are located at 539 Bryant Street, San Francisco, California and its telephone number is (415)551-3260.
ITEM 3. LEGAL PROCEEDINGS
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of stockholders during 2006.

PART II
ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
Information regarding the recent trading activity of the Company‘s Common Stock is reported on the OTC Bulletin Board and the Company is not aware of any recent material trading activity in shares of its Common Stock. As of December 31, 2006, there were approximately 800 holders of record of the Company’s Common Stock. The Company has not paid cash dividends on its Common Stock since its inception and does not intend to pay cash dividends on its Common Stock in the foreseeable future.
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
CRITICAL ACCOUNTING POLICIES
While the Company continues to evaluate business opportunities, its sole source of revenue is from the sale of marketable securities. Management has classified these marketable securities, in accordance with Statement of Financial Accounting Standards “SFAS” No. 115, as available for sale. These securities are recorded at fair market value, and any unrealized gains and losses are reported as a separate component of shareholders’ equity. For marketable securities for which there is an other-than-temporary impairment, an impairment loss is recognized as a realized loss.
Ironstone’s primary expenses are generated from maintaining regulatory reporting compliance, such as quarterly review and annual audit of the financial statements, seeking legal counsel when appropriate, and consulting fees.
RESULTS OF OPERATIONS
Year ended December 31, 2006
Costs and expenses for 2006 totaled $100,770, a increase of $6,757 or 7% as compared to 2005. The increase was primarily due to a decrease in state filing fees of $31,325, offset by an increase in legal and professional fees of $38,151. Interest expense for 2006 totaled $13,612, an increase of $9,899 or 266% as compared to 2005. The increase was due to an increase in the line of credit borrowings compared to 2005.
Year ended December 31, 2005
Costs and expenses for 2005 totaled $94,013, a decrease of $122,023 or 56% as compared to 2004. The decrease was primarily due to an increase in state filing fees of $43,235, offset by a decrease in $157,365 impairment loss on marketable securities taken in 2004, and a decrease in legal and professional fees of $6,506. Interest expense for 2005 totaled $3,713, an increase in $3,541 as compared to 2004. The increase was due to an increase in the line of credit borrowings compared to 2004.

LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities for the year ended December 31, 2006 was $111,052. Working capital at December 31, 2006 was $1,862,471, a decrease of $4,544,469 from 2005. The decrease is primarily due to the valuation of Salon Media Group, Inc. Series C Preferred, at fair value conversion price.
Cash decreased by $1,260 from $3,629 at the end of 2005 to $2,369 at the end of 2006. The decrease is due to the use of available cash for operating expenses. The Company has a line of credit agreement with First Republic Bank which it will use to meet its cash needs over the next 12 months (see Note 5 to Consolidated Financial Statements).
The Company may obtain additional equity or working capital through additional bank borrowings and public or private sales of equity securities and exercises of outstanding stock options. There can be no assurance, however, that such additional financing will be available on terms favorable to the Company, or at all.
While the Company explores new business opportunities, the primary capital resource of the Company is 843 shares of Series C Preferred Stock of Salon Media Group, Inc. (“Salon”). These shares were converted on December 31, 2003 from Convertible Promissory Notes purchased by the Company and are convertible to common stock at any time. The Series C Preferred Stock is convertible into common stock of Salon at the conversion rate determined by dividing the Series C Preferred Stock per share price of $800 by the Series C Conversion Price of $0.80, or at the rate of one share of Series C Preferred Stock to 1,000 shares of common stock. If converted, the Company’s shares of Series C Preferred Stock represent 843,000 shares or 7.5% of Salon’s common stock outstanding as of December 31, 2006. The investment in Salon is valued at the converted common stock value of $2.25 per share, or $1,896,750, at December 31, 2006.
In conjunction with making the investment in Salon, the Company received 1,950,000 warrants to purchase common stock in Salon at prices from $0.04182 — $0.05256 per share. The warrants were under anti-dilution protection and in February 2004 were revalued downward to a range of $0.04169 - $0.05181 in conjunction with the issuance of Series C Preferred Stock. On February 7, 2006, March 7, 2006, March 21, 2006, April 4, 2006, April 29, 2006 and May 11, 2006, the Company exercised its warrants to purchase a total of 1,950,000 shares of common stock of Salon. The Company used a cashless exercise option, in which Salon distributed the shares to the Company less the number of shares that would need to have been sold at the market price of the stock on that day to cover the cost of exercising the warrants. As a result, the Company received a total of 1,599,402 shares of common stock of Salon from the exercise of the warrants. On November 15, 2006 Salon’s common stock had a reverse split at a ratio of 20 to 1. In the reverse stock split the 1,599,402 shares were reduced to 79,970 shares or 0.7% of Salon’s common stock outstanding as of December 31, 2006. The investment in common shares of Salon is valued at $2.25 per share, or $179,933 at December 31, 2006.
The investment of Salon is classified as available for sale and, therefore, a related unrealized loss of $4,430,104 has been included in comprehensive loss in 2006.
As of March 12, 2007, Salon’s common stock was trading at $1.40 per share. There can be no assurance that a market will continue to exist for either the Series C Preferred Stock or the common stock of Salon.

ITEM 7. FINANCIAL STATEMENTS
The financial statements required to be filed herewith begin on page F-1.
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 8A. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As of December 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Company’s principal executive and financial officer concluded that as of December 31, 2006 there were material weaknesses in the Company’s disclosure controls and procedures. These items are described in the following paragraph.
The Company does not have an adequate number of independent board members nor therefore an independent audit committee. In addition, the lack of multiple employees results in the Company’s inability to have a sufficient segregation of duties within its accounting and financial activities. These absences constitute material weaknesses in the Company’s corporate governance structure.
Changes in internal controls
There were no changes in the Company’s controls and procedures during the fourth quarter ended December 31, 2006.
ITEM 8B. OTHER INFORMATION
None.

PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
DIRECTORS

Name	Age	Director Since
Edmund H. Shea, Jr.	75	1993
William R. Hambrecht	71	2003
Robert H. Hambrecht	40	2003
Edmund H. Shea, Jr. has served as director of the Company since October 1993. He is a co-founder of J. F. Shea Co., Inc., a diversified construction, land development and venture capital investment company, and has served as its Executive Vice President and a director since 1954. He holds a B. S. degree from Massachusetts Institute of Technology.
William R. Hambrecht is the Chairman and Co-Chief Executive Officer of WR Hambrecht + Co which he founded in January 1998. He was co-founder of Hambrecht & Quist in 1968 where he held various executive management positions until he resigned in December 1997. He holds a B.S. degree from Princeton University.
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
EXECUTIVE OFFICERS
The following table sets forth the names, ages and positions of the Company’s executive officers as of December 31, 2006. A summary of the background and experience of each of these individuals is set forth after the table.

Name	Age	Position
Robert H. Hambrecht	40	Chief Executive Officer and Secretary
Quock Q. Fong	72	Chief Financial Officer
On February 27, 2006, the Board appointed Mr. Quock Fong as Chief Financial Officer. Mr. Hambrecht resigned from this position as Chief Financial Officer, while retaining his role as Chief Executive Officer and Secretary.
Code of Ethics
     The Company has adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all of the Company’s employees (including its executive officers) and directors. The Company shall provide to any person without charge, upon request, a copy of the Code. Any such request must be made in writing to the Company, c/o Robert H. Hambrecht, 539 Bryant Street, Suite 100, San Francisco, CA 94107.

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

COMPENSATION OF EXECUTIVE OFFICERS
SUMMARY OF COMPENSATION
The following table shows that, for the fiscal year ended December 31, 2006, no compensation was awarded or paid to, or earned by, the Company’s Chief Executive Officer or the Company’s Chief Financial Officer.

					NON-	OTHER
					EQUITY	COMPEN
NAME AND PRINCIPAL		SALARY		OPTION	INCENTIVE	SATION
POSITION	YEAR	($)	BONUS	AWARDS	PLAN	($)	TOTAL
Robert H. Hambrecht	2006	—	—	—	—	—	—
Chief Executive Officer and Secretary

Quock Q. Fong	2006	—	—	—	—	—	—
Chief Financial Officer
STOCK OPTION GRANTS AND EXERCISES
The 1994 Equity Incentive Plan (the “Plan”) provides for the grant of (i) both incentive and non-statutory stock options and (ii) rights to purchase restricted stock, together “Stock Awards”, to the Company’s directors, officers and employees. Directors who are not salaried employees of or consultants to the Company or to any affiliate of the Company are not eligible to participate in the Plan. As of December 31, 2006, options to purchase a total of 6,000 shares were outstanding under the Plan, no shares had been purchased pursuant to the Plan and 331,680 shares remained available for future issuance there under.
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
No options or rights to purchase restricted stock were granted to the Company’s executive officer during the fiscal year ended December 31, 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth certain information regarding the ownership of the Company’s Common Stock as of December 31, 2006 by: (i) each director and nominee for director; (ii) all officers and directors of the Company as a group; and (iii) all those known by the Company to be beneficial owners of more than five percent of its Common Stock.
BENEFICIAL OWNERSHIP (1)

	NUMBER OF SHARES	PERCENT
BENEFICIAL OWNER	OF COMMON STOCK	TOTAL (2)
William R. Hambrecht	432,604	58.3
539 Bryant Street San Francisco, CA 94107

Edmund H. Shea, Jr. and related entities	113,173	15.2
655 Brea Canyon Road Walnut, CA 91789

All executive officers and directors as a group (2 persons)	545,777	73.5

(1)	This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G, if any, filed with the Securities and Exchange Commission (the “SEC”). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2)	Applicable percentages are based on 742,108 shares outstanding on December 31, 2006 adjusted as required by rules promulgated by the SEC.
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

	2006	2005
Audit – Related Fees	$49,690	$31,120

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

IRONSTONE GROUP, INC. a Delaware corporation
Date: March 28, 2007	By:	/s/ Robert H. Hambrecht
Robert H. Hambrecht
Chief Executive Officer

Date: March 28, 2007	By:	/s/ Quock Q. Fong
Quock Q. Fong
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert H. Hambrecht	Director, Chief Executive Officer,	March 28, 2007
Robert H. Hambrecht	and Secretary (Principal Executive Officer)

/s/ Quock Q. Fong	Chief Financial Officer,	March 28, 2007
Quock Q. Fong	(Principal Financial Officer)

/s/ Edmund H. Shea, Jr.	Director	March 28, 2007
Edmund H. Shea, Jr.

/s/ William R. Hambrecht William R. Hambrecht	Director	March 28, 2007

IRONSTONE GROUP, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders of
Ironstone Group, Inc.
We have audited the accompanying consolidated balance sheet of Ironstone Group, Inc. and Subsidiaries as of December 31, 2006, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ironstone Group, Inc. and Subsidiaries as of December 31, 2006, and their results of operations and cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
/s/ J.H. Cohn LLP
San Diego, California
March 12, 2007

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2006

ASSETS:
Current assets:
Cash	$2,369
Marketable securities available for sale, at fair value	10,920
Salon Media Group, Inc. common stock, at fair value	179,933
Salon Media Group, Inc. Series C Preferred, at fair value	1,896,750

Total assets	$2,089,972

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit borrowings	$198,175
Accounts payable	29,326

Total current liabilities	227,501

Shareholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized of which there are no issued and outstanding shares
Common stock, $0.01 par value, 25,000,000 shares authorized of which 1,487,644 shares are issued	14,878
Additional paid-in capital	21,170,385
Accumulated deficit	(20,185,790)
Accumulated other comprehensive income	1,384,873

2,384,346
Less: Treasury Stock 745,536 shares at cost	(521,875)

Total shareholders’ equity	1,862,471

Total liabilities and shareholders’ equity	$2,089,972

The accompanying notes are an integral part of these consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2006 and 2005

	2006	2005
Costs and expenses:
Legal and other professional fees	$88,560	$50,409
State filing fee	11,910	43,235
Miscellaneous expenses	300	369

Total costs and expenses	100,770	94,013

Loss from operations	(100,770)	(94,013)

Other income (expense):
Interest expense, net of interest income of $17 in 2006 and $12 in 2005	(13,595)	(3,701)

Net loss	$(114,365)	$(97,714)

COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Net loss	$(114,365)	$(97,714)
Unrealized holding gain (loss) arising during the year	(4,430,104)	4,517,637

Comprehensive income (loss)	$(4,544,469)	$4,419,923

Basic and diluted loss per share:
Net loss per share	$(0.15)	$(0.13)

Weighted average shares	742,108	742,108

The accompanying notes are an integral part of these consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2006 and 2005

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Income	Shares	Amount	Total
Balances, January 1, 2005	1,487,644	$14,878	$21,170,385	$(19,973,711)	$1,297,340	745,536	$(521,875)	$1,987,017

Other comprehensive income					4,517,637			4,517,637
Net loss				(97,714)				(97,714)

Balances, December 31, 2005	1,487,644	14,878	21,170,385	(20,071,425)	5,814,977	745,536	(521,875)	6,406,940

Other comprehensive loss					(4,430,104)			(4,430,104)
Net loss				(114,365)				(114,365)

Balances, December 31, 2006	1,487,644	$14,878	$21,170,385	$(20,185,790)	$1,384,873	745,536	$(521,875)	$1,862,471

The accompanying notes are an integral part of these consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006 and 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(114,365)	$(97,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	3,313	25,850

Net cash used in operating activities	(111,052)	(71,864)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from line of credit	109,792	68,133

Net cash provided from financing activities	109,792	68,133

Net decrease in cash	(1,260)	(3,731)

Cash at beginning of year	3,629	7,360

Cash at end of year	$2,369	$3,629

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$13,612	$3,713

The accompanying notes are an integral part of these consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006 and 2005
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
Marketable Securities
Marketable securities have been classified by management as available for sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). In accordance with SFAS No. 115, marketable securities are recorded at fair value and any unrealized gains and losses are excluded from earnings and reported as a separate component of shareholders’ equity until realized. The fair value of the Company’s marketable securities and investments at December 31, 2006 is based on quoted market prices. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. For marketable securities for which there is an other-than-temporary impairment, an impairment loss is recognized as a realized loss.
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
Earnings <Loss> per share
Basic earnings (loss) per share (“EPS”) excludes dilution and is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares actually outstanding during the period. Diluted EPS reflects the potential dilution from potentially dilutive securities, except where inclusion of potentially dilutive securities would have an anti-dilutive effect, using the average stock price during the period in the computation.
Options to purchase 6,000 shares of the Company’s common stock were outstanding during 2006 and 2005, but were not included in the computation of diluted EPS as their effect would be anti-dilutive.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006 and 2005
1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (concluded)
Stock Based Compensation
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), “Share-Based Payment” (“SFAS 123R”). In annual periods beginning after June 15, 2005, as amended by the Securities and Exchange Commission, SFAS 123R would eliminate the ability to account for equity-based compensation using the intrinsic value-based method under Accounting Principles Board (“APB”) Opinion No. 25. SFAS 123R requires companies to calculate equity-based compensation expense for stock compensation awards based on the fair value of the equity instrument at the time of the grant.
Under SFAS 123R, companies are allowed to select from two alternative methods: the Modified Prospective Application, which allows for the adoption of 123R without restatement of prior interim periods in the year of adoption; and the Modified Retrospective Application which allows companies to restate prior financial statements. The Company has adopted SFAS 123R beginning in the first quarter of the fiscal year 2006 using the Modified Prospective method and not restated prior periods for the adoption of SFAS 123R.
The Company has not offered any equity-based compensation to any of its employees or officers for the year ended December 31, 2006. Additionally, all outstanding options are fully vested, and therefore, the adoption of SFAS 123R has no effect on the Company during that period.
Reclassifications
Certain amounts for 2005 have been reclassified to conform to the current year’s presentation.
2. INVESTMENT IN SALON MEDIA GROUP, INC.
The Company owns 843 shares of Series C Preferred Stock of Salon Media Group, Inc. (“Salon”). These shares resulted from the December 31, 2003 conversion of Convertible Promissory Notes purchased by the Company and are convertible to common stock at any time. The Series C Preferred Stock is convertible into common stock of Salon at the conversion rate determined by dividing the Series C Preferred Stock per share price of $800 by the Series C Conversion Price of $0.80, or at the rate of one share of Series C Preferred Stock to 1,000 shares of common stock. If converted, the Company’s shares of Series C Preferred Stock represent 843,000 common shares of Salon or 7.5% of Salon’s common stock outstanding as of December 31, 2006. The investment in Series C Preferred Stock of Salon is valued at the converted common stock value of $2.25 per share, or $1,896,750 at December 31, 2006.
Additionally, in conjunction with making the investment in Salon, the Company received 1,950,000 warrants to purchase common stock in Salon at prices from $0.04182 — $0.05256 per share. The warrants were under anti-dilution protection and in February 2004 were revalued downward to a range of $0.04169 — $0.05181 in conjunction with the issuance of Series C Preferred Stock. On February 7, 2006, March 7, 2006, March 21, 2006, April 4, 2006, April 29, 2006 and May 11, 2006, the Company exercised its warrants to purchase a total of 1,950,000 shares of common stock of Salon. The Company used a cashless exercise option, in which Salon distributed the shares to the Company less the number of shares that would need to have been sold at the market price of the stock on that day to cover the cost of exercising the warrants. As a result, the Company received a total of 1,599,402 shares of common stock of Salon from the exercise of the warrants. On November 15, 2006 Salon’s common stock had a reverse split at a ratio of 20 to 1. In the reverse stock split the 1,599,402 shares were reduced to 79,970 shares or 0.7% of Salon’s common stock outstanding as of December 31, 2006. The investment in common shares of Salon is valued at $2.25 per share, or $179,933 at December 31, 2006.
4. RELATED PARTY TRANSACTIONS
The President and Chief Executive Officer of Salon is the daughter of a member of the Board of Directors and the sister of the Chief Executive Officer.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006 and 2005
5. LINE OF CREDIT ARRANGEMENT
On September 23, 2004, the Company entered into a line of credit arrangement with First Republic Bank (the “lender”). The line of credit has a borrowing limit of $100,000 with interest based upon the lender’s prime rate. Interest is payable monthly at 8.25% on December 31, 2006. The line is guaranteed by Robert H. Hambrecht, Chief Executive Officer, and William R. Hambrecht, Board Director. On February 9, 2006, the line of credit borrowing limit was expanded from $100,000 to $150,000. On September 11, 2006, the line of credit borrowing limit was expanded from $150,000 to $350,000 and the due date was extended to September 2007. At December 31, 2006, the outstanding balance under the line was $198,175.
6. INCOME TAXES
SFAS No. 109, “Accounting for Income Taxes” requires the recognition of deferred tax assets and liabilities for the expected future consequences of events that have been recognized in the financial statements or tax returns. Deferred income taxes reflect the net tax effects of (i) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (ii) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company’s deferred income taxes at December 31, 2006 and 2005 are as follows:

	2006	2005
Deferred tax assets:
Operating loss carryforward	$9,160,000	$9,257,000
Less valuation allowance	(8,663,000)	(6,941,000)

Deferred tax assets — net	497,000	2,316,000
Deferred tax liability — unrealized gain on marketable securities	(497,000)	(2,316,000)

Deferred income taxes — net	$—	$—

The reasons for the difference between the amount computed by applying the statutory federal income tax rate to losses before income tax benefit and the actual income tax benefit for the years ended December 31, 2006 and 2005 are as follows:

	2006	2005
Expected income tax benefit	$39,000	$33,000
State income tax, net of federal tax	7,000	6,000
Expiration of net operating loss carryforward	(143,000)	(217,000)
Adjustment for state tax effect of prior deferred tax assets		(138,000)

Total before valuation allowance	(97,000)	(316,000)
Change in valuation allowance	97,000	316,000

Income tax benefit	$—	$—

The increase in valuation allowance for the year ended December 31, 2006 of $1,722,000 includes a decrease in valuation allowance of $97,000 due to the expiration of net operating loss carryfowards and an increase in valuation allowance of $1,819,000 due to the change in the deferred tax liability related to unrealized gains on marketable securities, which effects other comprehensive income.
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

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006 and 2005
6. INCOME TAXES (concluded)
In June 2006, the FASB issued Interpretation No 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB No 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Management does not currently believe adoption will have a material impact on its results of operations, financial position, or cash flows.
7. SHAREHOLDERS’ EQUITY
Treasury Stock — On September 15, 2003, the Board of Directors authorized the Company to purchase 745,536 shares of Company common stock at $0.70 per share for an aggregate purchase price of $521,875. The repurchase represented 50.11% of the issued and outstanding shares of the Company. As of December 31, 2006, the treasury shares are held by the Company.
Preferred Stock — The Company is authorized to issue up to five million shares of preferred stock without further shareholder approval; the rights, preferences and privileges of which would be determined at the time of issuance. No shares have ever been issued.
Stock Option Plans — The Company has adopted a 1989 Equity Incentive Plan, a 1993 Non-Employee Directors’ Stock Option Plan and a 1994 Equity Incentive Plan (collectively, the “Plans”). In March 1994, the 1989 Equity Incentive Plan was amended to reduce the number of shares reserved there under and the Board of Directors determined that no further grants would be made under this plan. As of December 31, 2006 and 2005, 331,680 shares were available for grant under the Plans. The Plans provide for incentive stock options to be granted at times and prices determined by the Company’s Board of Directors, to be granted at not less than 100% of the fair value of the Company’s common stock on the date of grant. Options are generally subject to a three or four-year vesting schedule. Options issued under the Plans expire at the earlier of the end of the exercise period of no more than ten years from the date of grant or 90 days following the grantee’s end of service to the Company.
During 2006 and 2005, no options were granted, exercised or forfeited.
A summary of the status of the options issued under the Plan for the years ended December 31, 2006 and 2005 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	per Share	Life	Value
Outstanding at January 1, 2005	7,600	$.85
Expired	(1,600)	$1.06

Outstanding at December 31, 2005 and 2006	6,000	$.88	.54 years	$6.305

Exercisable at December 31, 2006	6,000	$.88	.54 years	$6.305

At December 31, 2006, there is no unrecognized employee compensation relating to options that is expected to be recognized in future periods.