Form 10QSB
period 2007-03-31
IRONSTONE GROUP INC
filed 2007-05-04
CIK 723269

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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
Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☑      No ☐
As of March 31, 2007, 1,487,644 shares of Common Stock, $0.01 par value, were outstanding.
Transitional Small Business Disclosure Format: Yes ☐      No ☑

IRONSTONE GROUP, INC. AND SUBSIDIARIES
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PART I—FINANCIAL INFORMATION

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
Costs and expenses:
Professional fees	$33,600	$27,800
State filing fee	1,671	6,000
Miscellaneous expenses	78	57

Total costs and expenses	35,349	33,857

Loss from operations	(35,349)	(33,857)

Other income (expense):
Interest expense	(4,242)	(2,634)

Net loss	$(39,591)	$(36,491)

COMPREHENSIVE LOSS, NET OF TAX:
Net loss	$(39,591)	$(36,491)
Unrealized holding loss arising during the period	(776,725)	(1,878,651)

Comprehensive loss	$(816,316)	$(1,915,142)

Basic and diluted loss per share:
Net loss per share	$(0.05)	$(0.05)

Weighted average shares	742,108	742,108

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2007
(unaudited)

ASSETS:
Current assets:
Cash	$5,013
Marketable securities available for sale, at fair value	18,720
Salon Media Group, Inc. common stock, at fair value	111,958
Salon Media Group, Inc. Series C Preferred stock, at fair value	1,180,200

Total assets	$1,315,891

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit borrowings	$210,175
Accounts payable	59,561

Total current liabilities	269,736

Shareholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized of which there are no issued and outstanding shares	—
Common stock, $0.01 par value, 25,000,000 shares authorized of which 1,487,644 shares are issued	14,878
Additional paid-in capital	21,170,385
Accumulated deficit	(20,225,381)
Accumulated other comprehensive income	608,148

1,568,030
Less: Treasury Stock, 745,536 shares at cost	(521,875)

Total shareholders’ equity	1,046,155

Total liabilities and shareholders’ equity	$1,315,891

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,591)	$(36,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	30,235	7,956

Net cash used in operating activities	(9,356)	(28,535)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from line of credit	12,000	30,000

Net cash provided from financing activities	12,000	30,000

Net increase in cash	2,644	1,465

Cash at beginning of period	2,369	3,629

Cash at end of period	$5,013	$5,094

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$4,242	$2,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2007 and 2006
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
Marketable Securities
Marketable securities have been classified by management as available for sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). In accordance with SFAS No. 115, marketable securities are recorded at fair value and any unrealized gains or losses are excluded from earnings and reported as a separate component of shareholders’ equity until realized. The fair value of the Company’s marketable securities and investments at March 31, 2007 is based on quoted market prices. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. For marketable securities for which there is an other-than-temporary impairment, an impairment loss is recognized as a realized loss.
Unaudited Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s most recent Annual Report on Form 10-KSB for the year ended December 31, 2006.
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

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2007 and 2006
(UNAUDITED)
1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (concluded)
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
Options to purchase 4,400 shares of the Company’s common stock were outstanding during the three-month period ended March 31, 2007, but were not included in the computation of diluted EPS as their effect would be anti-dilutive. Options to purchase 6,000 shares of the Company’s common stock were outstanding during the three-month period ended March 31, 2006, but were not included in the computation of diluted EPS as their effect would be anti-dilutive.
Income Taxes
In June 2006, the FASB issued Interpretation No 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB No 109 (“FIN 48”), that is effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Management performed an evaluation of income taxes and believes the adoption of FIN 48 has no material impact on the Company’s consolidated results of operations, financial position, or cash flows.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2007 and 2006
(UNAUDITED)
2. INVESTMENT IN SALON MEDIA GROUP, INC.
The Company owns 843 shares of Series C Preferred Stock of Salon Media Group, Inc. (“Salon”). These shares resulted from the December 31, 2003 conversion of Convertible Promissory Notes purchased by the Company and are convertible to common stock at any time. The Series C Preferred Stock is convertible into common stock of Salon at the conversion rate determined by dividing the Series C Preferred Stock per share price of $800 by the Series C Conversion Price of $0.80, or at the rate of one share of Series C Preferred Stock to 1,000 shares of common stock. If converted, the Company’s shares of Series C Preferred Stock represent 843,000 common shares of Salon, or 7.5% of Salon’s common stock outstanding as of March 31, 2007. The investment in Salon is valued at the converted common stock value of $1.40 per share, or $1,180,200 at March 31, 2007.
Additionally, in 2006 the Company received a total of 79,970 shares of common stock of Salon from the exercise of warrants. The investment in common shares of Salon is valued at $1.40 per share, or $111,958 at March 31, 2007.
The President and Chief Executive Officer of Salon is the daughter of a member of the Board of Director and the sister of the Chief Executive Officer of the Company.
3. LINE OF CREDIT ARRANGEMENT
On September 23, 2004, the Company entered into a line of credit arrangement with First Republic Bank (the “lender”). The line of credit has a borrowing limit of $100,000 with interest based upon the lender’s prime rate. Interest is payable monthly at 8.25%. The line is guaranteed by Robert H. Hambrecht, Chief Executive Officer, and William R. Hambrecht, Board Director. On February 9, 2006, the line of credit borrowing limit was expanded from $100,000 to $150,000. On September 11, 2006, the line of credit borrowing limit was expanded from $150,000 to $350,000 and the due date was extended to September 2007. At March 31, 2007, the outstanding balance under the line was $210,175.

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
Results of Operations
Comparison of 2007 to 2006
Costs and expenses for the three-month period ended March 31, 2007 increased $1,492 or 4.4% compared to the same period in 2006. This was primarily due to an increase in professional fees.
Liquidity and Capital Resources
Cash increased by $2,644 from $2,369 at December 31, 2006 to $5,013 at March 31, 2007. Net cash used in operating activities for the three-month period ended March 31, 2007 was $9,356, primarily due to payment of operating expenses. Cash provided by the line of credit for the period was $12,000. On September 11, 2006, the line of credit borrowing limit was expanded from $150,000 to $350,000 and the due date was extended to September 2007. At March 31, 2007, the outstanding balance under the line was $210,175. See Note 3 of Notes to Condensed Consolidated Financial Statements for more information.
The Company’s total investment in Salon Media Group, Inc. preferred and common stock decreased by $784,525 from $2,076,683 at December 31, 2006 to $1,292,158 at March 31, 2007, due to a $0.85 per share price drop in Salon Media Group common stock. See Note 2 of Notes to Condensed Consolidated Financial Statements for more information.
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

Item 3. Controls and Procedures
As of March 31, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 (the “exchange Act”). Based upon that evaluation, the Company’s principal executive and financial officer concluded that as of March 31, 2007, the Company’s disclosure controls and procedures were not effective.
The Company does not have an adequate number of independent board members nor an independent audit committee. In addition, the lack of employees results in the Company’s inability to have a sufficient segregation of duties within its accounting and financial activities. These absences constitute material weaknesses in the Company corporate governance structure and internal controls.
There were no changes in the Company’s controls and procedures during the quarter ended March 31, 2007.
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

IRONSTONE GROUP, INC.
a Delaware corporation
Date: May 4, 2007	By:	/s/ Robert H. Hambrecht Robert H. Hambrecht
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert H. Hambrecht Robert H. Hambrecht	Director, Chief Executive Officer, and Secretary (Principal Executive Officer)	May 4, 2007

/s/ Quock Q. Fong Quock Q. Fong	Chief Financial Officer	May 4, 2007

/s/ Edmund H. Shea, Jr. Edmund H. Shea, Jr.	Director	May 4, 2007

/s/ William R. Hambrecht William R. Hambrecht	Director	May 4, 2007