Form 10QSB
period 2007-06-30
IRONSTONE GROUP INC
filed 2007-08-13
CIK 723269

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☑ No ☐
As of June 30, 2007, 1,487,644 shares of Common Stock, $0.01 par value, were outstanding.
Transitional Small Business Disclosure Format: Yes ☐ No ☑

IRONSTONE GROUP, INC. AND SUBSIDIARIES
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed consolidated statements of operations and comprehensive loss for the three months ended June 30, 2007 and 2006 and for the six months ended June 30, 2007 and 2006	3

Condensed consolidated balance sheet at June 30, 2007	4

Condensed consolidated statements of cash flows for the six months ended June 30, 2007 and 2006	5

Notes to condensed consolidated financial statements	6

Item 2. Management’s Discussion and Analysis or Plan of Operation	9

Item 3. Controls and Procedures	10

PART II—OTHER INFORMATION

Item 5. Other Information	10

Item 6. Exhibits	10

Signatures	11
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Costs and expenses:
Legal and other professional fees	$12,084	$25,735	$45,684	$53,535
State filing fee	4,000	4,881	5,671	10,881
Miscellaneous expenses	25	32	103	89

Total costs and expenses	16,109	30,648	51,458	64,505

Loss from operations	(16,109)	(30,648)	(51,458)	(64,505)

Other income (expense):
Interest expense	(5,324)	(2,829)	(9,566)	(5,463)

Net loss	$(21,433)	$(33,477)	$(61,024)	$(69,968)

COMPREHENSIVE LOSS, NET OF TAX:
Net loss	$(21,433)	$(33,477)	$(61,024)	$(69,968)
Unrealized holding loss arising during the period	(28,339)	(1,294,524)	(805,064)	(3,173,175)

Comprehensive loss	$(49,772)	$(1,328,001)	$(866,088)	$(3,243,143)

Basic and diluted loss per share:
Net loss per share	$(0.03)	$(0.05)	$(0.08)	$(0.09)

Weighted average shares	742,108	742,108	742,108	742,108

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2007
(unaudited)

ASSETS:
Current assets:
Cash	$7,177
Marketable securities available for sale, at fair value	27,300
Salon Media Group, Inc. common stock, at fair value	108,759
Salon Media Group, Inc. Series C Preferred stock, at fair value	1,146,480

Total assets	$1,289,716

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit borrowings	$265,175
Accounts payable	28,158

Total current liabilities	293,333

Shareholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized of which there are no issued and outstanding shares	—
Common stock, $0.01 par value, 25,000,000 shares authorized of which 1,487,644 shares are issued	14,878
Additional paid-in capital	21,170,385
Accumulated deficit	(20,246,815)
Accumulated other comprehensive income	579,810

1,518,258
Less: Treasury Stock, 745,536 shares, at cost	(521,875)

Total shareholders’ equity	996,383

Total liabilities and shareholders’ equity	$1,289,716

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(61,024)	$(69,968)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	(1,168)	8,914

Net cash used in operating activities	(62,192)	(61,054)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from line of credit	67,000	60,000

Net cash provided from financing activities	67,000	60,000

Net increase (decrease) in cash	4,808	(1,054)

Cash at beginning of period	2,369	3,629

Cash at end of period	$7,177	$2,575

Supplemental disclosure of cash flow information- cash paid during the period for interest	$9,566	$5,470

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2007 and 2006
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
Marketable Securities
Marketable securities have been classified by management as available for sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). In accordance with SFAS No. 115, marketable securities are recorded at fair value and any unrealized gains or losses are excluded from earnings and reported as a separate component of shareholders’ equity until realized. The fair value of the Company’s marketable securities and investments at June 30, 2007 is based on quoted market prices. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. For marketable securities for which there is an other-than-temporary impairment, an impairment loss is recognized as a realized loss.
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
Six Months Ended June 30, 2007 and 2006
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
Options to purchase 2,800 shares of the Company’s common stock were outstanding during the six-month period ended June 30, 2007, but were not included in the computation of diluted EPS as their effect would be anti-dilutive. Options to purchase 6,000 shares of the Company’s common stock were outstanding during the six-month period ended June 30, 2006, but were not included in the computation of diluted EPS as their effect would be anti-dilutive.
Income Taxes
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB No 109 (“FIN 48”), that is effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Any penalties or interest that the Company will incur shall be recorded to income tax expense in the accompanying condensed consolidated statements of operations. Management performed an evaluation of income taxes and believes the adoption of FIN 48 has no material impact on the Company’s consolidated results of operations, financial position, or cash flows.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2007 and 2006
(UNAUDITED)
2. INVESTMENT IN SALON MEDIA GROUP, INC.
The Company owns 843 shares of Series C Preferred Stock of Salon Media Group, Inc. (“Salon”). These shares resulted from the December 31, 2003 conversion of Convertible Promissory Notes purchased by the Company and are convertible to common stock at any time. The Series C Preferred Stock is convertible into common stock of Salon at the conversion rate determined by dividing the Series C Preferred Stock per share price of $800 by the Series C Conversion Price of $0.80, or at the rate of one share of Series C Preferred Stock to 1,000 shares of common stock. If converted, the Company’s shares of Series C Preferred Stock represent 843,000 common shares of Salon, or 7.5% of Salon’s common stock outstanding as of June 30, 2007. The investment in Salon is valued at the converted common stock value of $1.36 per share, or $1,146,480 at June 30, 2007.
Additionally, in 2006 the Company received a total of 79,970 shares of common stock of Salon from the exercise of warrants. The investment in common shares of Salon is valued at $1.36 per share, or $108,759 at June 30, 2007.
The President and Chief Executive Officer of Salon is the daughter of a member of the Board of Directors and the sister of the Chief Executive Officer of the Company.
3. LINE OF CREDIT ARRANGEMENT
The Company has a line of credit arrangement with First Republic Bank (the “lender”) with a borrowing limit of $350,000 with interest based upon the lender’s prime rate. Interest is payable monthly at 8.25%. The line is guaranteed by Robert H. Hambrecht, Chief Executive Officer, and William R. Hambrecht, Board Director. The line of credit is due September 2007. At June 30, 2007, the outstanding balance under the line was $265,175.

Item 2. Management’s Discussion and Analysis or Plan of Operation
Special Note Regarding Forward-Looking Statements
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
Results of Operations
Comparison of 2007 to 2006
Costs and expenses for the three-month period ended June 30, 2007 decreased $14,539 or 47.4% compared to the same period in 2006. This was primarily due to a decrease in professional fees. For the six -month period ended June 30, 2007, costs and expenses decreased $13,047 or 20.2% compared to the same period in 2006. This was primarily due to a decrease in professional fees and state taxes.
Liquidity and Capital Resources
Cash increased by $4,808 from $2,369 at December 31, 2006 to $7,177 at June 30, 2007. Net cash used in operating activities for the six-month period ended June 30, 2007 was $62,192, primarily due to payment of operating expenses. Cash provided by the line of credit for the period was $67,000. At June 30, 2007, the outstanding balance under the line was $265,175. See Note 3 of Notes to Condensed Consolidated Financial Statements for more information.
The Company’s total investment in Salon Media Group, Inc. preferred and common stock decreased by $36,919 from $1,292,158 at March 31, 2007 to $1,255,239 at June 30, 2007, due to a $0.04 per share price drop in Salon Media Group common stock. See Note 2 of Notes to Condensed Consolidated Financial Statements for more information.
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

Item 3. Controls and Procedures
As of June 30, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 (the “exchange Act”). Based upon that evaluation, the Company’s principal executive and financial officer concluded that as of June 30, 2007, the Company’s disclosure controls and procedures were not effective.
The Company does not have an adequate number of independent board members nor an independent audit committee. In addition, the lack of employees results in the Company’s inability to have a sufficient segregation of duties within its accounting and financial activities. These absences constitute material weaknesses in the Company corporate governance structure and internal controls.
There were no changes in the Company’s controls and procedures during the quarter ended June 30, 2007.
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

IRONSTONE GROUP, INC. a Delaware corporation
Date: August 14, 2007	By:	/s/ Robert H. Hambrecht
Robert H. Hambrecht
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert H. Hambrecht Robert H. Hambrecht	Director, Chief Executive Officer, and Secretary (Principal Executive Officer)	August 14, 2007

/s/ Quock Q. Fong Quock Q. Fong	Chief Financial Officer	August 14, 2007

/s/ Edmund H. Shea, Jr. Edmund H. Shea, Jr.	Director	August 14, 2007

/s/ William R. Hambrecht William R. Hambrecht	Director	August 14, 2007