Form 10KSB
period 2007-12-31
IRONSTONE GROUP INC
filed 2008-03-31
CIK 723269

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-12346
IRONSTONE GROUP, INC.
(Name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-2829956 (IRS Employer Identification No.)
Pier 1, Bay 3, San Francisco, California 94111
(Address of principal executive offices, including zip code)
(415) 551-3260
(Registrant’s telephone number, including area code)
Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.01 par value
Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐
Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☑ No☐
The Registrant’s revenues for the fiscal year ended December 31, 2007 were $0.
The approximate aggregate market value of voting stock held by non-affiliates of the Registrant was $392,662 as of December 31, 2007 based on the closing bid price on December 31, 2007. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.
Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☑ No☐
As of March 27, 2008, 742,108 shares of Common Stock, $0.01 par value, were outstanding.
Transitional Small Business Disclosure Format: Yes ☐ No ☑

PART I
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
BUSINESS STRATEGY
Currently, the Company is reviewing options and new business opportunities. At December 31, 2007, the Company had $34,320 in marketable securities, $6,140 in cash, an investment in Salon Media Group, Inc. valued at $1,476,752 and tax loss carry-forwards at its disposal.
There can be no assurance that the Company will acquire businesses, form additional alliances, or expand its existing services. Failure to expand the scope of services provided by the Company may have an adverse effect on the Company’s results of operations.
EMPLOYEES
As of December 31, 2007, the Company had one part-time employee. This employee received no compensation and is not subject to a collective bargaining agreement.

ITEM 2. DESCRIPTION OF PROPERTY
The Company’s principal executive offices are located at Pier 1, Bay 3, San Francisco, California 94111 and its telephone number is (415) 551-3260.
ITEM 3. LEGAL PROCEEDINGS
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of stockholders during 2007.

PART II
ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
Information regarding the recent trading activity of the Company‘s Common Stock is reported on the OTC Bulletin Board and the Company is not aware of any recent material trading activity in shares of its Common Stock. As of December 31, 2007, there were approximately 800 holders of record of the Company’s Common Stock. The Company has not paid cash dividends on its Common Stock since its inception and does not intend to pay cash dividends on its Common Stock in the foreseeable future.
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
RESULTS OF OPERATIONS
Year ended December 31, 2007
Costs and expenses for 2007 totaled $78,482, a decrease of $22,288 or 22.1% as compared to 2006. The decrease was primarily due to a decrease in professional fees of $19,085 and a decrease in state filing fees of $4,011. Interest expense for 2007 totaled $20,071, an increase of $6,476 or 47.6% as compared to 2006. The increase was due to an increase in the line of credit borrowings compared to 2006.
Year ended December 31, 2006
Costs and expenses for 2006 totaled $100,770, an increase of $6,757 or 7% as compared to 2005. The increase was primarily due to a decrease in state filing fees of $31,325, offset by an increase in legal and professional fees of $38,151. Interest expense for 2006 totaled $13,612, an increase of $9,899 or 266% as compared to 2005. The increase was due to an increase in the line of credit borrowings compared to 2005.

LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities for the year ended December 31, 2007 was $105,229. Working capital at December 31, 2007 was $1,187,387, a decrease of $675,084 from 2006. The decrease is primarily due to the valuation of Salon Media Group, Inc. Series C Preferred, at fair value conversion price.
Cash increased by $3,771 from $2,369 at the end of 2006 to $6,140 at the end of 2007. The increase is due to draws taken on the line of credit. The Company has a line of credit agreement with First Republic Bank which it will use to meet its cash needs over the next 12 months (see Note 4 to Consolidated Financial Statements). On March 24, 2008 the Board of Directors authorized William R. Hambrecht to lend to the Company $100,000.
The Company may obtain additional equity or working capital through additional bank borrowings and public or private sales of equity securities and exercises of outstanding stock options. There can be no assurance, however, that such additional financing will be available on terms favorable to the Company, or at all.
While the Company explores new business opportunities, the primary capital resource of the Company is 843 shares of Series C Preferred Stock of Salon Media Group, Inc. (“Salon”). These shares were converted on December 31, 2003 from Convertible Promissory Notes purchased by the Company and are convertible to common stock at any time. The Series C Preferred Stock is convertible into common stock of Salon at the conversion rate determined by dividing the Series C Preferred Stock per share price of $800 by the Series C Conversion Price of $0.80, or at the rate of one share of Series C Preferred Stock to 1,000 shares of common stock. If converted, the Company’s shares of Series C Preferred Stock represent 843,000 shares or 7.4% of Salon’s common stock outstanding as of December 31, 2007. The investment in Salon is valued at the converted common stock value of $1.60 per share, or $1,348,800 at December 31, 2007.
In conjunction with making the investment in Salon, the Company received warrants to purchase common stock in Salon. In 2006, the Company exercised its warrants to purchase a total of 79,970 shares of common stock of Salon. The investment in common shares of Salon is valued at $1.60 per share, or $127,952 at December 31, 2007.
The investment of Salon is classified as available for sale and, therefore, a related unrealized loss of $576,531 has been included in comprehensive loss in 2007.
As of March 24, 2008, Salon’s common stock was trading at $1.80 per share. There can be no assurance that a market will continue to exist for either the Series C Preferred Stock or the common stock of Salon.
ITEM 7. FINANCIAL STATEMENTS
The financial statements required to be filed herewith begin on page F-1.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 8A(T). CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the financial statements and to other members of senior management and the Board of Directors.
We conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation our chief executive officer and chief financial officer have concluded that, as of December 31, 2007, our disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal controls over financial reporting for the three-months ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Controls over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.
All internal controls over financial reporting, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention or overriding of controls. Therefore, even effective internal control over financial reporting can provide only reasonable, and not absolute, assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal controls over financial reporting may vary over time.
Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our evaluation, management concluded that, as of December 31, 2007, our internal control over financial reporting was not effective based on those criteria because of the existence of the following material weaknesses.
1)	The Company does not have an adequate number of independent board members nor therefore an independent audit committee.

2)	Our limited number of employees results in the Company’s inability to have a sufficient segregation of duties within its accounting and financial reporting activities.
These absences constitute material weaknesses in the Company’s corporate governance structure.
This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 8B.	OTHER INFORMATION
None.

PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
DIRECTORS

Name	Age	Director Since
Edmund H. Shea, Jr.	76	1993
William R. Hambrecht	72	2003
Robert H. Hambrecht	41	2003
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
EXECUTIVE OFFICERS
The following table sets forth the names, ages and positions of the Company’s executive officers as of December 31, 2007. A summary of the background and experience of each of these individuals is set forth after the table.

Name	Age	Position
Robert H. Hambrecht	41	Chief Executive Officer and Secretary
Quock Q. Fong	73	Chief Financial Officer
On March 24, 2008 Mr. Robert H. Hambrecht resigned from this position as Chief Executive Officer, while retaining the role as Secretary. Also on March 24, 2008, the Board appointed Mr. William R. Hambrecht as Chief Executive Officer.
Code of Ethics
The Company has adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all of the Company’s employees (including its executive officers) and directors. The Company shall provide to any person without charge, upon request, a copy of the Code. Any such request must be made in writing to the Company, c/o William R. Hambrecht,
Pier 1, Bay 3 San Francisco, CA 94111.

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

COMPENSATION OF EXECUTIVE OFFICERS
SUMMARY OF COMPENSATION
The following table shows that, for the fiscal year ended December 31, 2007, no compensation was awarded or paid to, or earned by, the Company’s Chief Executive Officer or the Company’s Chief Financial Officer.

					NON-	OTHER
					EQUITY	COMPEN
NAME AND PRINCIPAL		SALARY		OPTION	INCENTIVE	SATION
POSITION	YEAR	($)	BONUS	AWARDS	PLAN	($)	TOTAL

Robert H. Hambrecht	2007	—	—	—	—	—	—
Chief Executive Officer and Secretary

Quock Q. Fong	2007	—	—	—	—	—	—
Chief Financial Officer
STOCK OPTION GRANTS AND EXERCISES
The 1994 Equity Incentive Plan (the “Plan”) provides for the grant of (i) both incentive and non-statutory stock options and (ii) rights to purchase restricted stock, together “Stock Awards”, to the Company’s directors, officers and employees. Directors who are not salaried employees of or consultants to the Company or to any affiliate of the Company are not eligible to participate in the Plan. As of December 31, 2007, options to purchase a total of 2,800 shares were outstanding under the Plan, no shares had been purchased pursuant to the Plan and 331,680 shares remained available for future issuance there under.
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
No options or rights to purchase restricted stock were granted to the Company’s executive officer during the fiscal year ended December 31, 2007.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth certain information regarding the ownership of the Company’s Common Stock as of December 31, 2007 by: (i) each director and nominee for director; (ii) all officers and directors of the Company as a group; and (iii) all those known by the Company to be beneficial owners of more than five percent of its Common Stock.
BENEFICIAL OWNERSHIP (1)

	NUMBER OF SHARES	PERCENT
BENEFICIAL OWNER	OF COMMON STOCK	TOTAL (2)
William R. Hambrecht	432,604	58.3
539 Bryant Street San Francisco, CA 94107

Edmund H. Shea, Jr. and related entities	113,173	15.2
655 Brea Canyon Road Walnut, CA 91789

All executive officers and directors as a group (2 persons)	545,777	73.5

(1)	This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G, if any, filed with the Securities and Exchange Commission (the “SEC”). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2)	Applicable percentages are based on 742,108 shares outstanding on December 31, 2007 adjusted as required by rules promulgated by the SEC.
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

	2007	2006
Audit — Fees	$56,500	$49,690

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

IRONSTONE GROUP, INC.
a Delaware corporation

Date: March 27, 2008	By:	/s/ William R. Hambrecht

William R. Hambrecht
Chief Executive Officer

Date: March 27, 2008	By:	/s/ Quock Q. Fong

Quock Q. Fong
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William R. Hambrecht	Director, Chief Executive Officer, (Principal Executive Officer)	March 27, 2008

/s/ Quock Q. Fong Quock Q. Fong	Chief Financial Officer, (Principal Financial Officer)	March 27, 2008

/s/ Edmund H. Shea, Jr. Edmund H. Shea, Jr.	Director	March 27, 2008

/s/ Robert H. Hambrecht Robert H. Hambrecht	Director, and Secretary	March 27, 2008

IRONSTONE GROUP, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Ironstone Group, Inc.
We have audited the accompanying consolidated balance sheet of Ironstone Group, Inc. and Subsidiaries as of December 31, 2007, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ironstone Group, Inc. and Subsidiaries as of December 31, 2007, and their results of operations and cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
/s/ J.H. Cohn LLP
San Diego, California
March 27, 2008

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2007

ASSETS:
Current assets:
Cash	$6,140
Marketable securities available for sale, at fair value	34,320
Salon Media Group, Inc. common stock, at fair value	127,952
Salon Media Group, Inc. Series C Preferred, at fair value	1,348,800

Total assets	$1,517,212

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Line of credit borrowings	$307,175
Accounts payable	22,650

Total liabilities	329,825

Shareholders’ equity:
Preferred stock,$0.01 par value, 5,000,000 shares authorized of which there are no issued and outstanding shares
Common stock,$0.01 par value, 25,000,000 shares authorized of which 1,487,644 shares are issued	14,878
Additional paid-in capital	21,170,385
Accumulated deficit	(20,284,343)
Accumulated other comprehensive income	808,342

1,709,262
Less: Treasury Stock, 745,536 shares, at cost	(521,875)

Total shareholders’ equity	1,187,387

Total liabilities and shareholders’ equity	$1,517,212

The accompanying notes are an integral part of these consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)
Years Ended December 31, 2007 and 2006

	2007	2006
Costs and expenses:
Legal and other professional fees	$69,475	$88,560
State filing fee	7,899	11,910
Miscellaneous expenses	1,108	300

Total costs and expenses	78,482	100,770

Loss from operations	(78,482)	(100,770)

Other income (expense):
Interest expense, net of $18 in 2007 and $17 in 2006	(20,071)	(13,595)

Net (loss)	$(98,553)	$(114,365)

COMPREHENSIVE (LOSS), NET OF TAX:
Net (loss)	$(98,553)	$(114,365)
Unrealized holding (loss) arising during the year	(576,531)	(4,430,104)

Comprehensive (loss)	$(675,084)	$(4,544,469)

Basic and diluted loss per share:
Net loss per share	$(0.13)	$(0.15)

Weighted average shares	742,108	742,108

The accompanying notes are an integral part of these consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2007 and 2006

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Total
Balances, January 1, 2006	1,487,644	$14,878	$21,170,385	$(20,071,425)	$5,814,977	745,536	$(521,875)	$6,406,940

Other comprehensive loss					(4,430,104)			(4,430,104)
Net (loss)				(114,365)				(114,365)

Balances, December 31, 2006	1,487,644	14,878	21,170,385	(20,185,790)	1,384,873	745,536	(521,875)	1,862,471

Other comprehensive loss					(576,531)			(576,531)
Net (loss)				(98,553)				(98,553)

Balances, December 31, 2007	1,487,644	$14,878	$21,170,385	$(20,284,343)	$808,342	745,536	$(521,875)	$1,187,387

The accompanying notes are an integral part of these consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007 and 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(98,553)	$(114,365)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	(6,676)	3,313

Net cash used in operating activities	(105,229)	(111,052)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from line of credit	109,000	109,792

Net cash provided by financing activities	109,000	109,792

Net increase (decrease) in cash	3,771	(1,260)

Cash at beginning of year	2,369	3,629

Cash at end of year	$6,140	$2,369

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$20,089	$13,612

The accompanying notes are an integral part of these consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006
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
Marketable Securities
Marketable securities have been classified by management as available for sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). In accordance with SFAS No. 115, marketable securities are recorded at fair value and any unrealized gains and losses are excluded from earnings and reported as a separate component of shareholders’ equity until realized. The fair value of the Company’s marketable securities and investments at December 31, 2007 is based on quoted market prices. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. For marketable securities for which there is an other-than-temporary impairment, an impairment loss is recognized as a realized loss.
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
In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 effective January 1, 2007. In accordance with FIN 48, the Company has decided to classify interest and penalties as a component of tax expense. The adoption of FIN 48 had no material effect on the Company.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006
1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (concluded)
Earnings (Loss) per share
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
Options to purchase 2,800 and 6,000 shares of the Company’s common stock were outstanding during 2007 and 2006 respectively, but since there was a net loss for 2007 and 2006, they were not included in the computation of diluted EPS as their effect would be anti-dilutive.
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
Under SFAS 123R, companies were allowed to select from two alternative methods: the Modified Prospective Application, which allows for the adoption of 123R without restatement of prior interim periods in the year of adoption; and the Modified Retrospective Application which allows companies to restate prior financial statements. The Company adopted SFAS 123R beginning in the first quarter of the fiscal year 2006 using the Modified Prospective method and did not restate prior periods for the adoption of SFAS 123R.
The Company has not offered any equity-based compensation to any of its employees or officers for the year ended December 31, 2007. Additionally, all outstanding options are fully vested, and therefore, the adoption of SFAS 123R has no effect on the Company during that period.
Recent Accounting Pronouncements
In September 2006, the FASB issued No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a definition of fair value and establishes a framework to make the measurement of fair value in accounting principles generally accepted in the United States of America more consistent and comparable. SFAS 157 also expands the required disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for the Company on January 1, 2008. Management is currently evaluating the impact that SFAS 157 may have on the Company’s consolidated financial statements.
In February 2007, the FASB issued No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. SFAS 159 is effective for the Company on January 1, 2008 and is not expected to have a material effect on the Company’s consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) will significantly change the accounting for and reporting of business combination transactions in consolidated financial statements. SFAS 141(R) is effective for the first annual reporting period beginning on or after December 15, 2008. Thus, the Company is required to adopt SFAS 141(R) on January 1, 2009. Earlier adoption is prohibited. We do not expect the adoption of SFAS 141(R) will have a material impact on the Company’s consolidated results of operations or financial position.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006
2. INVESTMENT IN SALON MEDIA GROUP, INC.
The Company owns 843 shares of Series C Preferred Stock of Salon Media Group, Inc. (“Salon”). These shares resulted from the December 31, 2003 conversion of Convertible Promissory Notes purchased by the Company and are convertible to common stock at any time. The Series C Preferred Stock is convertible into common stock of Salon at the conversion rate determined by dividing the Series C Preferred Stock per share price of $800 by the Series C Conversion Price of $0.80, or at the rate of one share of Series C Preferred Stock to 1,000 shares of common stock. If converted, the Company’s shares of Series C Preferred Stock represent 843,000 common shares of Salon or 7.4% of Salon’s common stock outstanding as of December 31, 2007. The investment in Series C Preferred Stock of Salon is valued at the converted common stock value of $1.60 per share, or $1,348,800 at December 31, 2007.
Additionally, in conjunction with making the investment in Salon, the Company received warrants to purchase common stock in Salon. In 2006, the Company exercised its warrants to purchase a total of 79,970 shares of common stock of Salon. The investment in common shares of Salon is valued at $1.60 per share, or $127,952 at December 31, 2007.
3. RELATED PARTY TRANSACTIONS
A Director and a former President and Chief Executive Officer of Salon is the daughter of a member of the Board of Directors and the sister of the Chief Executive Officer.
4. LINE OF CREDIT ARRANGEMENT
The Company has a line of credit arrangement with First Republic Bank (the “lender”) with a borrowing limit of $350,000 with interest based upon the lender’s prime rate. Interest is payable monthly at 7.75% at December 31, 2007. The line is guaranteed by Robert H. Hambrecht, Chief Executive Officer, and William R. Hambrecht, Board Director. The line of credit is due September 2008. At December 31, 2007, the outstanding balance under the line was $307,175.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006
5. INCOME TAXES
SFAS No. 109, “Accounting for Income Taxes” requires the recognition of deferred tax assets and liabilities for the expected future consequences of events that have been recognized in the financial statements or tax returns. Deferred income taxes reflect the net tax effects of (i) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (ii) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company’s deferred income taxes at December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax assets:
Operating loss carryforward	$421,000	$9,160,000
Less valuation allowance	(154,000)	(8,663,000)

Deferred tax assets — net	267,000	497,000
Deferred tax liability — unrealized gain on marketable securities	(267,000)	(497,000)

Deferred income taxes — net	$—	$—

The reasons for the difference between the amount computed by applying the statutory federal income tax rate to losses before income tax benefit and the actual income tax benefit for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006
Expected income tax benefit	$34,000	$39,000
State income tax benefit, net of federal tax	4,000	7,000

Total before valuation allowance	(38,000)	(46,000)
Change in valuation allowance	38,000	46,000

Income tax benefit	$—	$—

The overall decrease in valuation allowance for the year ended December 31, 2007 of $8,509,000 includes a decrease in the valuation allowance of $2,033,000 due to the expiration of net operating loss carryforwards, a decrease in the valuation allowance of $6,744,000 due to the elimination of deferred tax assets related to limitations on the use of the net operating losses, and an increase in the valuation allowance of $230,000 due to change in the deferred tax liability related to unrealized gains on marketable securities, which affects other comprehensive income.
Section 382 of the Internal Revenue Code of 1986, as amended, imposes an annual limitation on the availability of net operating loss carryforwards to offset taxable income when an ownership change occurs. Due to the redemption of shares of common stock in 2003, the Company underwent such an “ownership change.” Therefore, the Company’s use of losses incurred through the date of the “ownership change” will be limited to approximately $49,000 per year. As a result of this limitation, the deferred assets related to the net operating loss carryforwards were reduced by $6,744,000.
In the opinion of management, based on the uncertainty that the Company will be able to generate taxable income in the future, the realization of the loss carryforwards is not likely and, accordingly, a valuation allowance has been recorded to offset such amount in its entirety.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006
5. INCOME TAXES (concluded)
The Company is subject to taxation in the U.S. and the state of California. All tax years are subject to examination by the U.S. and California tax authorities due to the carryforward of unutilized net operating losses. The adoption of FIN 48 did not materially impact the Company’s financial condition, results of operations or cash flows. The Company had no accrual for interest or penalties on the balance sheet at December 31, 2007, and has not recognized any interest or penalties for the years ended December 31, 2007 or 2006.
6. SHAREHOLDERS’ EQUITY
Treasury Stock — On September 15, 2003, the Board of Directors authorized the Company to purchase 745,536 shares of Company common stock at $0.70 per share for an aggregate purchase price of $521,875. The repurchase represented 50.11% of the issued and outstanding shares of the Company. As of December 31, 2007, the treasury shares are held by the Company.
Preferred Stock — The Company is authorized to issue up to five million shares of preferred stock without further shareholder approval; the rights, preferences and privileges of which would be determined at the time of issuance. No shares have been issued.
Stock Option Plans — The Company has adopted a 1989 Equity Incentive Plan, a 1993 Non-Employee Directors’ Stock Option Plan and a 1994 Equity Incentive Plan (collectively, the “Plans”). In March 1994, the 1989 Equity Incentive Plan was amended to reduce the number of shares reserved there under and the Board of Directors determined that no further grants would be made under this plan. As of December 31, 2007 and 2006, 331,680 shares were available for grant under the Plans. The Plans provide for incentive stock options to be granted at times and prices determined by the Company’s Board of Directors, to be granted at not less than 100% of the fair value of the Company’s common stock on the date of grant. Options are generally subject to a three or four-year vesting schedule. Options issued under the Plans expire at the earlier of the end of the exercise period of no more than ten years from the date of grant or 90 days following the grantee’s end of service to the Company.
During 2007 and 2006 no options were granted, exercised or forfeited.
A summary of the status of the options issued under the Plan for the years ended December 31, 2007 and 2006 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	per Share	Life	Value
Outstanding at January 1, 2006 and January 1, 2007	6,000	$.88	.54 years

Expired	(3,200)	$.50

Outstanding at December 31, 2007	2,800	$1.31	.01 years	$1,925

Exercisable at December 31, 2007	2,800	$1.31	.01 years	$1,925

At December 31, 2007, there is no unrecognized employee compensation relating to options that is expected to be recognized in future periods.
7. SUBSEQUENT EVENTS
On March 24, 2008 the Board of Directors authorized William R. Hambrecht to lend the Company $100,000.
On March 24, 2008 Mr. Robert H. Hambrecht resigned from the position as Chief Executive Officer and the Board of Directors appointed William R. Hambrecht as Chief Executive Officer.