Form 10-Q
period 2008-03-31
IRONSTONE GROUP INC
filed 2008-05-15
CIK 723269

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-12346
IRONSTONE GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware	95-2829956
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)
Pier 1, Bay 3, San Francisco, California 94111
(Address of principal executive offices, including zip code)
(415) 551-3260
(Registrant’s telephone number, including area code)
NONE
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☑ No ☐
As of May 14, 2008, 742,108 shares of Common Stock, $0.01 par value, were outstanding.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2008	December 31, 2007
ASSETS:
Current assets:
Cash	$2,123	$6,140
Marketable securities available for sale, at fair value	21,840	34,320
Salon Media Group, Inc. common stock, at fair value	135,949	127,952
Salon Media Group, Inc. Series C Preferred, at fair value	1,433,100	1,348,800

Total assets	$1,593,012	$1,517,212

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Line of credit borrowings	$332,175	$307,175
Accounts payable	46,642	22,650

Total liabilities	378,817	329,825

Shareholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized of which there are no issued and outstanding shares	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized of which 1,487,644 shares are issued	14,878	14,878
Additional paid-in capital	21,170,385	21,170,385
Accumulated deficit	(20,337,352)	(20,284,343)
Accumulated other comprehensive income	888,159	808,342

	1,736,070	1,709,262
Less: Treasury stock, 745,536 shares, at cost	(521,875)	(521,875)

Total shareholders’ equity	1,214,195	1,187,387

Total liabilities and shareholders’ equity	$1,593,012	$1,517,212

The accompanying notes are an integral part of these consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
Costs and expenses:
Professional fees	$29,180	$33,600
State filing fee	16,726	1,671
Miscellaneous expenses	32	78

Total costs and expenses	45,938	35,349

Loss from operations	(45,938)	(35,349)
Other income (expense):
Interest expense, net	(7,071)	(4,242)

Net loss	$(53,009)	$(39,591)

COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Net loss	$(53,009)	$(39,591)
Unrealized holding gain (loss) arising during the period	79,817	(776,725)

Comprehensive income (loss)	$26,808	$(816,316)

Basic and diluted loss per share:
Net loss per share	$(0.07)	$(0.05)

Weighted average shares	742,108	742,108

The accompanying notes are an integral part of these consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(53,009)	$(39,591)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	23,992	30,235

Net cash used in operating activities	(29,017)	(9,356)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from line of credit	25,000	12,000

Net cash provided from financing activities	25,000	12,000

Net increase (decrease) in cash	(4,017)	2,644

Cash at beginning of period	6,140	2,369

Cash at end of period	$2,123	$5,013

Supplemental disclosure of cash flow information Cash paid during the period for interest	$7,071	$4,242

The accompanying notes are an integral part of these consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2008 and 2007
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
Marketable Securities
Marketable securities have been classified by management as available for sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). In accordance with SFAS No. 115, marketable securities are recorded at fair value and any unrealized gains or losses are excluded from earnings and reported as a separate component of shareholders’ equity until realized. The fair value of the Company’s marketable securities and investments at March 31, 2008 is based on quoted market prices. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. For marketable securities for which there is an other-than-temporary impairment, an impairment loss is recognized as a realized loss.
Unaudited Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s most recent Annual Report on Form 10-KSB for the year ended December 31, 2007.
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

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2008 and 2007
(UNAUDITED)
1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Earnings <Loss> per Share
Basic earnings (loss) per share (“EPS”) excludes dilution and is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares actually outstanding during the period. Diluted EPS reflects the potential dilution from potentially dilutive securities, except where inclusion of such potentially dilutive securities would have an anti-dilutive effect, using the average stock price during the period in the computation and because of the net loss for the periods presented.
Options to purchase 4,400 shares of the Company’s common stock were outstanding during the three-month period ended March 31, 2007, but were not included in the computation of diluted EPS as their effect would be anti-dilutive. These options expired unexercised on January 2, 2008.
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
In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 effective January 1, 2007. In accordance with FIN 48, the Company has decided to classify interest and penalties as a component of tax expense. The adoption of FIN 48 had no material effect on the Company.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2008 and 2007
(UNAUDITED)
1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (concluded)
Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) will significantly change the accounting for and reporting of business combination transactions in consolidated financial statements. SFAS 141(R) is effective for the first annual reporting period beginning on or after December 15, 2008. Thus, the Company is required to adopt SFAS 141(R) on January 1, 2009. Earlier adoption is prohibited. We do not expect the adoption of SFAS 141(R) to have a material impact on the Company’s consolidated results of operations or financial position.
2. FAIR VALUE MEASUREMENTS
Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States of America and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. SFAS 157 describes a fair value hierarchy based on three levels of inputs of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
In addition to using the guidelines set forth in SFAS 157 for valuing fixed income securities, each company is also required to disclose information that enables users of its financial statements to assess the inputs used to develop those valuations. Market values were determined for each security in the investment portfolio based on quoted market prices.

	Quoted Market Prices	Total Carrying Value In The
	In Active Markets	Condensed Consolidated
Description	(Level 1)	Balance Sheet at March 31, 2008
Securities available for sale	$1,590,889	$1,590,889
Effective January 1, 2008, the Company also adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. If an entity elects the fair value option for an eligible item, changes in the item’s fair value must be reported as unrealized gains and losses in earnings at each subsequent reporting date. The Company did not elect to adopt the fair value option under SFAS 159.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2008 and 2007
(UNAUDITED)
3. INVESTMENT IN SALON MEDIA GROUP, INC.
The Company owns 843 shares of Series C Preferred Stock of Salon Media Group, Inc. (“Salon”). These shares resulted from the December 31, 2003 conversion of Convertible Promissory Notes purchased by the Company and are convertible to common stock at any time. The Series C Preferred Stock is convertible into common stock of Salon at the conversion rate determined by dividing the Series C Preferred Stock per share price of $800 by the Series C Conversion Price of $0.80, or at the rate of one share of Series C Preferred Stock to 1,000 shares of common stock. If converted, the Company’s shares of Series C Preferred Stock represent 843,000 common shares of Salon, or 7.2% of Salon’s common stock outstanding as of March 31, 2008 and December 31, 2007, respectively. The investment in Salon is valued at the converted common stock value of $1.70 and $1.60 per share, or $1,433,100 and $1,348,800 at March 31, 2008 and December 31, 2007, respectively.
Additionally, in conjunction with making the investment in Salon, the Company received warrants to purchase common stock in Salon. In 2006, the Company exercised its warrants to purchase a total of 79,970 shares of common stock of Salon. The investment in common shares of Salon is valued at $1.70 and $1.60 per share, or $135,949 and $127,952 at March 31, 2008 and December 31, 2007, respectively.
4. RELATED PARTY TRANSACTIONS
A Director and a former President and Chief Executive Officer of Salon is the sister of a member of the Board of Directors and the daughter of the Chief Executive Officer.
On March 24, 2008, with the approval of the Board of Directors, William R. Hambrecht, Chief Executive Officer, lent $100,000 to the Company (Note 6).
5. LINE OF CREDIT ARRANGEMENT
The Company has a line of credit arrangement with First Republic Bank (the “lender”) with a borrowing limit of $350,000 with interest based upon the lender’s prime rate. Interest is payable monthly at 7.75% at March 31, 2008. The line is guaranteed by William R. Hambrecht, Chief Executive Officer, and Robert H. Hambrecht, Board Director and is collateralized by all of the Company’s assets. The line of credit is due on September 11, 2008. At March 31, 2008, the outstanding balance under the line was $332,175.
6. SUBSEQUENT EVENTS
On May 6, 2008, the Company borrowed $100,000 from Mr. William R. Hambrecht at the same interest rate charged by First Republic Bank on its line of credit. Interest is payable to Mr. Hambrecht monthly. The note matures on May 5, 2009.

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
Results of Operations
Comparison of 2008 to 2007
Costs and expenses for the three-month period ended March 31, 2008 increased $10,589 or 29.96% compared to the same period in 2007. This was primarily due to an increase in state required filing fees. We accrued an estimate of $14,000 of such fees we believe is likely due to the state for prior years filings for our fully owned subsidiaries.
Liquidity and Capital Resources
Net cash used in operating activities for the three months ended March 31, 2008 was $29,017. Working capital at March 31, 2008 was $1,214,195, an increase of $26,808 from December 31, 2007. The increase was primarily due to the valuation of Salon Media Group, Inc. Series C Preferred, at fair value conversion price. Cash decreased by $4,017 from $6,140 at December 31, 2007 to $2,123 at March 31, 2008.
The Company has a line of credit agreement with First Republic Bank which it will use to meet its cash needs (Note 5 of Notes to Condensed Consolidated Financial Statements). On March 24, 2008, with the approval of the Board of Directors, William R. Hambrecht lent $100,000 to the Company. Subsequently on May 6, 2008, the Company borrowed the $100,000.
The Company may obtain additional equity or working capital through additional bank borrowings and public or private sales of equity securities and exercises of outstanding stock options. There can be no assurance, however, that such additional financing will be available on terms favorable to the Company, or at all.
While the Company explores new business opportunities, the primary capital resource of the Company is 843 shares of Series C Preferred Stock of Salon Media Group, Inc. (“Salon”). These shares were converted on December 31, 2003 from Convertible Promissory Notes purchased by the Company and are convertible to common stock at any time. The Series C Preferred Stock is convertible into common stock of Salon at the conversion rate determined by dividing the Series C Preferred Stock per share price of $800 by the Series C Conversion Price of $0.80, or at the rate of one share of Series C Preferred Stock to 1,000 shares of common stock. If converted, the Company’s shares of Series C Preferred Stock represent 843,000 shares or 7.2% of Salon’s common stock outstanding as of March 31, 2008. The investment in Salon is valued at the converted common stock value of $1.70 per share, or $1,433,100 at March 31, 2008.
In conjunction with making the investment in Salon, the Company received warrants to purchase common stock in Salon. In 2006, the Company exercised its warrants to purchase a total of 79,970 shares of common stock of Salon. The investment in common shares of Salon is valued at $1.70 per share, or $135,949 at March 31, 2008.
The investment of Salon and other marketable securities are classified as available for sale and, therefore, a related unrealized gain of $79,817 has been included in comprehensive income in the first quarter of 2008.
As of May 13, 2008, Salon’s common stock was trading at $1.45 per share. There can be no assurance that a market will continue to exist for either the Series C Preferred Stock or the common stock of Salon.

Item 2. Management’s Discussion and Analysis and Results of Operations (concluded)
Trends and Uncertainties
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4T. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the financial statements and to other members of senior management and the Board of Directors.
We conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation our chief executive officer and chief financial officer have concluded that, as of March 31, 2008, our disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal controls over financial reporting for the three-months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2008. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our evaluation, management concluded that, as of March 31, 2008, our internal control over financial reporting was not effective based on those criteria because of the existence of the following material weaknesses.
1)	The Company does not have an adequate number of independent board members nor therefore an independent audit committee.

2)	Our limited number of employees results in the Company’s inability to have a sufficient segregation of duties within its accounting and financial reporting activities.
These absences constitute material weaknesses in the Company’s corporate governance structure. These weaknesses were also reported in our December 31, 2007 Form 10-KSB filing.

PART II — OTHER INFORMATION
Item 6. Exhibits

31.1	Section 302 — Principal Executive Officer Certification

31.2	Section 302 — Principal Financial Officer Certification

32.1	Section 1350 — Certification — Chief Executive Officer

32.2	Section 1350 — Certification — Chief Financial Officer

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

IRONSTONE GROUP, INC. a Delaware corporation
Date: May 14, 2008	By:	/s/ William R. Hambrecht
William R. Hambrecht
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ William R. Hambrecht	Director, Chief Executive Officer	May 14, 2008
William R. Hambrecht	(Principal Executive Officer)

/s/ Quock Q. Fong	Chief Financial Officer	May 14, 2008
Quock Q. Fong

/s/ Robert H. Hambrecht	Director, Secretary	May 14, 2008
Robert H. Hambrecht

/s/ Edmund H. Shea, Jr.	Director	May 14, 2008
Edmund H. Shea, Jr.