Form 10-Q
period 2008-06-30
IRONSTONE GROUP INC
filed 2008-07-31
CIK 723269

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☑     No ☐
As of July 31, 2008, 742,108 shares of Common Stock, $0.01 par value, were outstanding.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Condensed consolidated balance sheets at June 30, 2008 and December 31, 2007	3
Condensed consolidated statements of operations and comprehensive income (loss) for the three months ended June 30, 2008 and 2007 and for the six months ended June 30, 2008 and 2007	4
Condensed consolidated statements of cash flows for the six months ended June 30, 2008 and 2007	5
Notes to condensed consolidated financial statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures About Market Risk	11
Item 4. Controls and Procedures	12
PART II—OTHER INFORMATION
Item 6. Exhibits	13
Signatures	14
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2008	December 31, 2007
ASSETS:
Current assets:
Cash	$3,852	$6,140
Marketable securities available for sale, at fair value	18,720	34,320
Salon Media Group, Inc. common stock, at fair value	115,956	127,952
Salon Media Group, Inc. Series C Preferred, at fair value	1,222,350	1,348,800

Total assets	$1,360,878	$1,517,212

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Line of credit borrowings	$290,175	$307,175
Note payable to related party	100,000
Accounts payable	35,676	22,650

Total liabilities	425,851	329,825

Shareholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized of which there are no issued and outstanding shares Common stock, $0.01 par value, 25,000,000 shares authorized of which 1,487,644 shares are issued	14,878	14,878
Additional paid-in capital	21,170,385	21,170,385
Accumulated deficit	(20,382,658)	(20,284,343)
Accumulated other comprehensive income	654,297	808,342

	1,456,902	1,709,262
Less: Treasury Stock, 745,536 shares, at cost	(521,875)	(521,875)

Total shareholders’ equity	935,027	1,187,387

Total liabilities and shareholders’ equity	$1,360,878	$1,517,212

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Costs and expenses:
Professional fees	$37,472	$12,084	$66,652	$45,684
State filing fee	1,800	4,000	18,525	5,671
Miscellaneous expenses	25	25	57	103
Total costs and expenses	39,297	16,109	85,234	51,458

Loss from operations	(39,297)	(16,109)	(85,234)	(51,458)

Other income (expense):
Interest expense, net	(6,008)	(5,324)	(13,080)	(9,566)

Net loss	$(45,305)	$(21,433)	$(98,314)	$(61,024)

COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Net loss	$(45,305)	$(21,433)	$(98,314)	$(61,024)
Unrealized holding gain (loss) arising during the period	(233,863)	(28,339)	(154,046)	(805,064)

Comprehensive income (loss)	$(279,168)	$(49,772)	$(252,360)	$(866,088)

Basic and diluted loss per share:
Net loss per share	$(0.06)	$(0.03)	$(0.13)	$(0.08)

Weighted average shares	742,108	742,108	742,108	742,108

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(98,314)	$(61,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	13,026	(1,168)

Net cash used in operating activities	(85,288)	(62,192)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) proceeds from line of credit	(17,000)	67,000
Proceeds from related party note payable	100,000

Net cash provided by financing activities	83,000	67,000

Net increase (decrease) in cash	(2,288)	4,808

Cash at beginning of period	6,140	2,369

Cash at end of period	$3,852	$7,177

Supplemental disclosure of cash flow information-cash paid during the period for interest	$13,079	$9,566

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
Marketable Securities
Marketable securities have been classified by management as available for sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). In accordance with SFAS 115, marketable securities are recorded at fair value and any unrealized gains or losses are excluded from earnings and reported as a separate component of shareholders’ equity until realized. The fair value of the Company’s marketable securities and investments at June 30, 2008 is based on quoted market prices. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. For marketable securities for which there is an other-than-temporary impairment, an impairment loss is recognized as a realized loss.
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
(UNAUDITED)
1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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

	Quoted Market Prices	Total Carrying Value In The
	In Active Markets	Condensed Consolidated
Description	(Level 1)	Balance Sheet at June 30, 2008
Securities available for sale	$1,357,026	$1,357,026
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

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
3. INVESTMENT IN SALON MEDIA GROUP, INC.
The Company owns 843 shares of Series C Preferred Stock of Salon Media Group, Inc. (“Salon”). These shares resulted from the December 31, 2003 conversion of Convertible Promissory Notes purchased by the Company and are convertible to common stock at any time. The Series C Preferred Stock is convertible into common stock of Salon at the conversion rate determined by dividing the Series C Preferred Stock per share price of $800 by the Series C Conversion Price of $0.80, or at the rate of one share of Series C Preferred Stock to 1,000 shares of common stock. If converted, the Company’s shares of Series C Preferred Stock represent 843,000 common shares of Salon, or 7.2% of Salon’s common stock outstanding as of June 30, 2008 and December 31, 2007, respectively. The investment in Salon is valued at the converted common stock value of $1.45 and $1.60 per share, or $1,222,350 and $1,348,800 at June 30, 2008 and December 31, 2007, respectively.
Additionally, in conjunction with making the investment in Salon, the Company received warrants to purchase common stock in Salon. In 2006, the Company exercised its warrants to purchase a total of 79,970 shares of common stock of Salon. The investment in common shares of Salon is valued at $1.45 and $1.60 per share, or $115,957 and $127,952 at June 30, 2008 and December 31, 2007, respectively.
4. RELATED PARTY TRANSACTIONS
A Director and a former President and Chief Executive Officer of Salon is the sister of a member of the Board of Directors and the daughter of the Chief Executive Officer.
On May 6, 2008, the Company borrowed $100,000 from Mr. William R. Hambrecht, Chief Executive Officer, at the same interest rate charged by First Republic Bank on its line of credit. Interest is payable to Mr. Hambrecht monthly. The unsecured note matures on May 5, 2009.
5. LINE OF CREDIT ARRANGEMENT
The Company has a line of credit arrangement with First Republic Bank (the “lender”) with a borrowing limit of $350,000 with interest based upon the lender’s prime rate. Interest is payable monthly at 7.75% at June 30, 2008. The line is guaranteed by William R. Hambrecht, Chief Executive Officer, and Robert H. Hambrecht, Board Director and is collateralized by all of the Company’s assets. The line of credit is due on September 11, 2008. At June 30, 2008, the outstanding balance under the line was $290,175.

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
Results of Operations
Comparison of 2008 to 2007
Costs and expenses for the three-month period ended June 30, 2008 increased $23,188 or 143.94% compared to the same period in 2007. This was primarily due to an increase in accounting and audit fees of $25,000 and a decrease in state taxes of $2,000
Costs and expenses for the six-month period ended June 30, 2008 increased $33,776 or 65.64% compared to the same period in 2007. This was primarily due to an increase in accounting and audit fees of $21,000 and an increase in state taxes of $13,000.
Liquidity and Capital Resources
Net cash used in operating activities for the six months ended June 30, 2008 was $85,288. Working capital at June 30, 2008 was $935,027, a decrease of $252,360 from December 31, 2007. The decrease was primarily due to the valuation of Salon Media Group, Inc. Series C Preferred, at fair value conversion price. Cash decreased by $2,288 from $6,140 at December 31, 2007 to $3,852 at June 30, 2008.
The Company has a line of credit agreement with First Republic Bank which it will use to meet its cash needs (Note 5 of Notes to Condensed Consolidated Financial Statements). On March 24, 2008, with the approval of the Board of Directors, William R. Hambrecht agreed to lend $100,000 to the Company. Subsequently on May 6, 2008, the Company borrowed the $100,000.
The Company may obtain additional equity or working capital through additional bank borrowings and public or private sales of equity securities and exercises of outstanding stock options. There can be no assurance, however, that such additional financing will be available on terms favorable to the Company, or at all.

Item 2. Management’s Discussion and Analysis and Results of Operations (concluded)
Liquidity and Capital Resources (continued)
While the Company explores new business opportunities, the primary capital resource of the Company is 843 shares of Series C Preferred Stock of Salon Media Group, Inc. (“Salon”). These shares were converted on December 31, 2003 from Convertible Promissory Notes purchased by the Company and are convertible to common stock at any time. The Series C Preferred Stock is convertible into common stock of Salon at the conversion rate determined by dividing the Series C Preferred Stock per share price of $800 by the Series C Conversion Price of $0.80, or at the rate of one share of Series C Preferred Stock to 1,000 shares of common stock. If converted, the Company’s shares of Series C Preferred Stock represent 843,000 shares or 7.2% of Salon’s common stock outstanding as of June 30, 2008. The investment in Salon is valued at the converted common stock value of $1.45 per share, or $1,222,350 at June 30, 2008.
In conjunction with making the investment in Salon, the Company received warrants to purchase common stock in Salon. In 2006, the Company exercised its warrants to purchase a total of 79,970 shares of common stock of Salon. The investment in common shares of Salon is valued at $1.45 per share, or $115,957 at June 30, 2008.
The investment of Salon and other marketable securities are classified as available for sale and, therefore, a related unrealized loss of $233,863 has been included in comprehensive income in the second quarter of 2008.
As of July 30, 2008, Salon’s common stock was trading at $1.43 per share. There can be no assurance that a market will continue to exist for either the Series C Preferred Stock or the common stock of Salon.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the financial statements and to other members of senior management and the Board of Directors.
We conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation our chief executive officer and chief financial officer have concluded that, as of June 30, 2008, our disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal controls over financial reporting for the three-months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our evaluation, management concluded that, as of June 30, 2008, our internal control over financial reporting was not effective based on those criteria because of the existence of the following material weaknesses.
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

IRONSTONE GROUP, INC. a Delaware corporation
Date: July 31, 2008	By:	/s/ William R. Hambrecht
William R. Hambrecht
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William R. Hambrecht William R. Hambrecht	Director, Chief Executive Officer (Principal Executive Officer)	July 31, 2008

/s/ Quock Q. Fong Quock Q. Fong	Chief Financial Officer	July 31, 2008

/s/ Robert H. Hambrecht Robert H. Hambrecht	Director, Secretary	July 31, 2008

/s/ Edmund H. Shea, Jr. Edmund H. Shea, Jr.	Director	July 31, 2008