Form 10-Q
period 2008-09-30
IRONSTONE GROUP INC
filed 2008-10-30
CIK 723269

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes    ☑       No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer. or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)       Yes     ☑       No   ☐
As of September 30, 2008, 742,108 shares of Common Stock, $0.01 par value, were outstanding.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed consolidated balance sheets at September 30, 2008 and December 31, 2007	3

Condensed consolidated statements of operations and comprehensive income (loss) for the three months ended September 30, 2008 and 2007 and for the nine months ended September 30, 2008 and 2007	4

Condensed consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007	5

Notes to condensed consolidated financial statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	11

Item 4. Controls and Procedures	12

PART II—OTHER INFORMATION

Item 6. Exhibits	13

Signatures	14
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2008	December 31, 2007
ASSETS:
Current assets:
Cash	$3,507	$6,140
Marketable securities available for sale, at fair value	14,040	34,320
Salon Media Group, Inc. common stock, at fair value	83,968	127,952
Salon Media Group, Inc. Series C Preferred, at fair value	885,150	1,348,800

Total assets	$986,665	$1,517,212

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Line of credit borrowings	$313,175	$307,175
Note payable to related party	100,000
Accounts payable	37,028	22,650

Total liabilities	450,203	329,825

Shareholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized of which there are no issued and outstanding shares
Common stock, $0.01 par value, 25,000,000 shares authorized of which 1,487,644 shares are issued	14,878	14,878
Additional paid-in capital	21,170,385	21,170,385
Accumulated deficit	(20,407,355)	(20,284,343)
Accumulated other comprehensive income	280,429	808,342

	1,058,337	1,709,262
Less: Treasury Stock, 745,536 shares, at cost	(521,875)	(521,875)

Total shareholders’ equity	536,462	1,187,387

Total liabilities and shareholders’ equity	$986,665	$1,517,212

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Costs and expenses:
Professional fees	$13,736	$11,820	$80,388	$57,504
State filing fee	2,567	18	21,092	5,689
Miscellaneous expenses	590	532	647	635

Total costs and expenses	16,893	12,370	102,127	63,828

Loss from operations	(16,893)	(12,370)	(102,127)	(63,828)

Interest expense, net	(7,804)	(5,590)	(20,884)	(15,156)

Net loss	$(24,697)	$(17,960)	$(123,011)	$(78,984)

COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Net (loss)	$(24,697)	$(17,960)	$(123,011)	$(78,984)
Unrealized holding gain (loss) arising during the period	(373,868)	321,610	(527,914)	(483,454)

Comprehensive income (loss)	$(398,565)	$303,650	$(650,925)	$(562,438)

Basic and diluted loss per share:
Net loss per share	$(0.03)	$(0.02)	$(0.17)	$(0.11)

Weighted average shares	742,108	742,108	742,108	742,108

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(123,011)	$(78,984)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	14,378	(8,655)

Net cash used in operating activities	(108,633)	(87,639)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from line of credit	6,000	89,000
Proceeds from related party note payable	100,000

Net cash provided by financing activities	106,000	89,000

Net increase (decrease) in cash	(2,633)	1,361

Cash at beginning of period	6,140	2,369

Cash at end of period	$3,507	$3,730

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$17,835	$15,169

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
Marketable Securities
Marketable securities have been classified by management as available for sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). In accordance with SFAS 115, marketable securities are recorded at fair value and any unrealized gains or losses are excluded from earnings and reported as a separate component of shareholders’ equity until realized. The fair value of the Company’s marketable securities and investments at September 30, 2008 is based on quoted market prices. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. For marketable securities for which there is an other-than-temporary impairment, an impairment loss is recognized as a realized loss.
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
Options to purchase 2,800 shares of the Company’s common stock were outstanding during the nine-month period ended September 30 2007, but were not included in the computation of diluted EPS as their effect would be anti-dilutive. These options expired unexercised on January 2, 2008.
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

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (concluded)
Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) will significantly change the accounting for and reporting of business combination transactions in consolidated financial statements. SFAS 141(R) is effective for the first annual reporting period beginning on or after December 15, 2008. Thus, the Company is required to adopt SFAS 141(R) on January 1, 2009. Earlier adoption is prohibited. We do not expect the adoption of SFAS 141(R) to have a material impact on the Company’s consolidated results of operations or financial position.
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
In addition to using the guidelines set forth in SFAS 157 for valuing fixed income securities, each company is also required to disclose information that enables users of its financial statements to assess the inputs used to develop those valuations. Market values were determined for each security in the investment portfolio based on quoted market prices and quoted market prices for similar securities.

Description	Quoted Market Prices In Active Markets (Level 1)	Significant Other Observable Input (Level 2)	Total Carrying Value In The Condensed Consolidated Balance Sheet at September 30, 2008

Securities available for sale	$98,008	$885,150	$983,158
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

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
3. INVESTMENT IN SALON MEDIA GROUP, INC.
The Company owns 843 shares of Series C Preferred Stock of Salon Media Group, Inc. (“Salon”). These shares resulted from the December 31, 2003 conversion of Convertible Promissory Notes purchased by the Company and are convertible to common stock at any time. The Series C Preferred Stock is convertible into common stock of Salon at the conversion rate determined by dividing the Series C Preferred Stock per share price of $800 by the Series C Conversion Price of $0.80, or at the rate of one share of Series C Preferred Stock to 1,000 shares of common stock. If converted, the Company’s shares of Series C Preferred Stock represent 843,000 common shares of Salon, or 7.4% of Salon’s common stock outstanding as of September 30, 2008 and December 31, 2007, respectively. The investment in Salon is valued at the converted common stock value of $1.05 and $1.60 per share, or $885,150 and $1,348,800 at September 30, 2008 and December 31, 2007, respectively.
Additionally, in conjunction with making the investment in Salon, the Company received warrants to purchase common stock in Salon. In 2006, the Company exercised its warrants to purchase a total of 79,970 shares of common stock of Salon. The investment in common shares of Salon is valued at $1.05 and $1.60 per share, or $83,968 and $127,952 at September 30, 2008 and December 31, 2007, respectively.
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
5. LINE OF CREDIT ARRANGEMENT
The Company has a line of credit arrangement with First Republic Bank (the “lender”) with a borrowing limit of $350,000 with interest based upon the lender’s prime rate. Interest is payable monthly at 7.75% at September 30, 2008. The line is guaranteed by William R. Hambrecht, Chief Executive Officer, and Robert H. Hambrecht, Board Director and is collateralized by all of the Company’s assets. The line of credit is due on September 11, 2009. At September 30, 2008, the outstanding balance under the line was $313,175.

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
Results of Operations
Comparison of 2008 to 2007
Costs and expenses for the three-month period ended September 30, 2008 increased $4,523 or 37% compared to the same period in 2007. This was primarily due to an increase in accounting and audit fees of approximately $1,900 and a increase in state taxes of approximately $2,500.
Costs and expenses for the nine-month period ended September 30, 2008 increased $38,299 or 60% compared to the same period in 2007. This was primarily due to an increase in accounting and audit fees of approximately $22,900 and an increase in state taxes of approximately $15,400.
Liquidity and Capital Resources
Net cash used in operating activities for the nine months ended September 30, 2008 was $108,633. Working capital at September 30, 2008 was $536,462, a decrease of $650,925 from December 31, 2007. The decrease was primarily due to the valuation of Salon Media Group, Inc. Series C Preferred, at fair value conversion price. Cash decreased by $2,633 from $6,140 at December 31, 2007 to $3,507 at September 30, 2008.
The Company has a line of credit agreement with First Republic Bank which it will use to meet its cash needs (Note 5 of Notes to Condensed Consolidated Financial Statements). On March 24, 2008, with the approval of the Board of Directors, William R. Hambrecht agreed to lend $100,000 to the Company. Subsequently on May 6, 2008, the Company borrowed the $100,000 with interest at 7.75% per annum and a maturity of May 5, 2009.
The Company may obtain additional equity or working capital through additional bank borrowings and public or private sales of equity securities and exercises of outstanding stock options. The Company may also borrow additional funds from Mr. William R. Hambrecht. There can be no assurance, however, that such additional financing will be available on terms favorable to the Company, or at all.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (concluded)
Liquidity and Capital Resources (continued)
While the Company explores new business opportunities, the primary capital resource of the Company is 843 shares of Series C Preferred Stock of Salon Media Group, Inc. (“Salon”). These shares were converted on December 31, 2003 from Convertible Promissory Notes purchased by the Company and are convertible to common stock at any time. The Series C Preferred Stock is convertible into common stock of Salon at the conversion rate determined by dividing the Series C Preferred Stock per share price of $800 by the Series C Conversion Price of $0.80, or at the rate of one share of Series C Preferred Stock to 1,000 shares of common stock. If converted, the Company’s shares of Series C Preferred Stock represent 843,000 shares or 7.4% of Salon’s common stock outstanding as of September 30, 2008. The investment in Salon is valued at the converted common stock value of $1.05 per share, or $885,150 at September 30, 2008.
In conjunction with making the investment in Salon, the Company received warrants to purchase common stock in Salon. In 2006, the Company exercised its warrants to purchase a total of 79,970 shares of common stock of Salon. The investment in common shares of Salon is valued at $1.05 per share, or $83,968 at September 30, 2008.
The investment of Salon and other marketable securities are classified as available for sale and, therefore, a related unrealized loss of $373,868 has been included in comprehensive income in the third quarter of 2008.
As of October 24, 2008, Salon’s common stock was trading at $.50 per share. There can be no assurance that a market will continue to exist for either the Series C Preferred Stock or the common stock of Salon.
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
We conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation our chief executive officer and chief financial officer have concluded that, as of September 30, 2008, our disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal controls over financial reporting for the three-months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2008. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our evaluation, management concluded that, as of September 30, 2008, our internal control over financial reporting was not effective based on those criteria because of the existence of the following material weaknesses.
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

IRONSTONE GROUP, INC. a Delaware corporation
Date: October 30, 2008	By:	/s/ William R. Hambrecht
William R. Hambrecht
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William R. Hambrecht William R. Hambrecht	Director, Chief Executive Officer (Principal Executive Officer)	October 30, 2008

/s/ Quock Q. Fong Quock Q. Fong	Chief Financial Officer	October 30, 2008

/s/ Robert H. Hambrecht Robert H. Hambrecht	Director, Secretary	October 30, 2008

/s/ Edmund H. Shea, Jr. Edmund H. Shea, Jr.	Director	October 30, 2008