Form 10-K
period 2008-12-31
IRONSTONE GROUP INC
filed 2009-03-31
CIK 723269

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-12346

IRONSTONE GROUP, INC.
(Name of Registrant as specified in its charter)

Delaware	95-2829956
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

Pier 1, Bay 3, San Francisco, California 94111
(Address of principal executive offices, including zip code)

(415) 551-3260
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.01 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes [  ]    No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes [  ]    No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [X]

Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Act.
Large accelerated filer  [  ]     Accelerated filer  [  ]     Non- accelerated filer  [  ]     Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)             Yes [X]    No [  ]

The approximate aggregate market value of voting stock held by non-affiliates of the Registrant was $215,964 as of December 31, 2008 based on the closing bid price on December 31, 2008.  Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily conclusive.

Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    Yes [X]    No[  ]

As of March 17, 2008, 742,108 shares of Common Stock, $0.01 par value, were outstanding.

TABLE OF CONTENTS

     Page
PART I:

Item 1. Description of Business	3
Item 1A. Risk Factors	3
Item 1B. Unresolved Staff Comments	3
Item 2. Description of Property	3
Item 3. Legal Proceedings	3
Item 4. Submission of Matters to a Vote of Security Holders	3

PART II:

PART III:

PART IV

Item 15. Exhibits, Financial Statement Schedules	25

SIGNATURES	26

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

BUSINESS STRATEGY

Currently, the Company is reviewing options and new business opportunities.  At December 31, 2008, the Company had $4,680 in marketable securities, $5,008 in cash, an investment in Salon Media Group, Inc. valued at $323,039 and tax loss carry-forwards at its disposal.

There can be no assurance that the Company will acquire businesses, form additional alliances, or expand its existing services.  Failure to expand the scope of services provided by the Company may have an adverse effect on the Company’s results of operations.

EMPLOYEES

As of December 31, 2008, the Company had one part-time employee.  This employee received no compensation and is not subject to a collective bargaining agreement.

ITEM 1A.  RISK FACTORS

The company’s main asset is an investment in Salon Media Group, Inc. whose December 31, 2008 market value has dropped 88% as compared to December 31, 2007. There can be no assurance that a market will continue to exist for either the Series C Preferred Stock or the common stock of Salon.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  DESCRIPTION OF PROPERTY

The Company’s principal executive offices are located at Pier 1, Bay 3, San Francisco, California 94111 and its telephone number is (415) 551-3260.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of stockholders during 2008.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information regarding the recent trading activity of the Company‘s Common Stock is reported on the OTC Bulletin Board and the Company is not aware of any recent material trading activity in shares of its Common Stock. As of December 31, 2008, there were approximately 500 holders of record of the Company’s Common Stock.  The Company has not paid cash dividends on its Common Stock since its inception and does not intend to pay cash dividends on its Common Stock in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

Year Ended December 31	2008	2007

Net revenues	$-	$-

Net loss	$656,642	$98,553

Unrealized gain (loss) on holdings	$(1,183,353)	$(576,531)

Comprehensive income (loss)	$(1,327,174)	$(675,084)

Cash and cash equivalents	$5,008	$6,140

Marketable securities	$4,680	$34,320

Non-marketable securities	$323,039	$1,476,752

Total assets	$332,727	$1,517,212

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION

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

RESULTS OF OPERATIONS

Year ended December 31, 2008

Costs and expenses for 2008 totaled $114,841, a increase of $36,359 or 46.3% as compared to 2007. The increase was primarily due to a increase in professional fees of $23,308 and a increase in state filing fees of $13,469. Interest expense for 2008 totaled $28,980, an increase of $8,909 or 44.4% as compared to 2007. The increase was due to an increase in the line of credit borrowings compared to 2007.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $127,433 for the year ended December 31, 2008, and $105,229 for the year ended December 31, 2007.

The Company has a line of credit agreement with First Republic Bank which it will use to meet its cash needs. On March 24, 2008, with the approval of the Board of Directors, William R. Hambrecht agreed to lend $100,000 to the Company. Subsequently on May 6, 2008, the Company borrowed the $100,000 with interest at 7.75% per annum and a maturity of May 5, 2009.

The Company may obtain additional equity or working capital through additional bank borrowings and public or private sales of equity securities and exercises of outstanding stock options. The Company may also borrow additional funds from Mr. William R. Hambrecht. There can be no assurance, however, that such additional financing will be available on terms favorable to the Company, or at all.

While the Company explores new business opportunities, the primary capital resource of the Company is 843 shares of Series C Preferred Stock of Salon Media Group, Inc. (“Salon”). These shares were converted on December 31, 2003 from Convertible Promissory Notes purchased by the Company and are convertible to common stock at any time.  The Series C Preferred Stock is convertible into common stock of Salon at the conversion rate determined by dividing the Series C Preferred Stock per share price of $800 by the Series C Conversion Price of $0.80, or at the rate of one share of Series C Preferred Stock to 1,000 shares of common stock. If converted, the Company’s shares of Series C Preferred Stock represent 843,000 shares or 7.4% of Salon’s common stock outstanding as of December 31, 2008. The investment in Salon is valued at the converted common stock value of $.35 per share, or $295,050, at December 31, 2008.

In conjunction with making the investment in Salon, the Company received warrants to purchase common stock in Salon.  In 2006, the Company exercised its warrants to purchase a total of 79,970 shares of common stock of Salon. The investment in common shares of Salon is valued at $.35 per share, or $27,989, at December 31, 2008. Additionally, the Company has an investment in another available for sale security with a fair value of $4,680 at December 31, 2008.

Market conditions were such that as of December 31, 2008, management conducted an analysis and determined the decline in the value of the Company’s available for sale securities portfolio was other than temporary. As such the Company recorded an other than temporary impairment loss of $512,821 in the statement of operations.

As of March 23, 2009, Salon’s common stock was trading at $.20 per share.  There can be no assurance that a market will continue to exist for either the Series C Preferred Stock or the common stock of Salon.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page

Reports of Independent Registered Public Accounting Firms	7 - 8

Consolidated balance sheets at December 31, 2008 and 2007	9

Consolidated statements of operations and comprehensive (loss) for the years ended
December 31, 2008 and 2007	10

Consolidated statements of shareholders’ equity for the years ended
December 31, 2008 and 2007	11

Consolidated statements of cash flows for the years ended
December 31, 2008 and 2007	12

Notes to Consolidated Financial Statements	13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Ironstone Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Ironstone Group, Inc. and Subsidiaries (the Company) as of December 31, 2008, and the related statements of operations and comprehensive loss, stockholders' equity and cash flows for the year then ended. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ironstone Group, Inc. and Subsidiaries as of December 31, 2008, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have the necessary working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 8 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Madsen & Associates CPA's, Inc.

Madsen & Associates CPA's, Inc.
Salt Lake City, Utah
March 20, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Ironstone Group, Inc.

We have audited the accompanying consolidated balance sheet of Ironstone Group, Inc. and Subsidiaries as of December 31, 2007, and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ironstone Group, Inc. and Subsidiaries as of December 31, 2007, and their results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Cohn LLP

San Diego, California
March 27, 2008

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2008

	2008	2007

ASSETS:
Current assets:
Cash	$5,008	$6,140
Marketable securities available for sale, at fair value	4,680	34,320
Salon Media Group, Inc. common stock, at fair value	27,989	127,952
Salon Media Group, Inc. Series C Preferred, at fair value	295,050	1,348,800

Total assets	$332,727	$1,517,212

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Line of credit borrowings	$334,175	$307,175
Note payable to related party	100,000	-
Accounts payable	39,038	22,650

Total liabilities	473,213	329,825

Shareholders' equity:
Preferred stock,$0.01 par value, 5,000,000 shares authorized of which there are no issued and outstanding shares
Common stock,$0.01 par value, 25,000,000 shares authorized
of which 1,487,644 shares are issued and 742,108 shares are outstanding	14,878	14,878
Additional paid-in capital	21,170,385	21,170,385
Accumulated deficit	(20,940,985)	(20,284,343)
Accumulated other comprehensive income	137,810	808,342
	382,088	1,709,262
Less: Treasury Stock, 745,536 shares, at cost	(522,574)	(521,875)

Total shareholders' equity	(140,486)	1,187,387

Total liabilities and shareholders' equity	$332,727	$1,517,212

The accompanying notes are an integral part of these consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)
Years Ended December 31, 2008 and 2007

	2008	2007

Costs and expenses:
Legal and other professional fees	$92,783	$69,475
State filing fee	21,368	7,899
Miscellaneous expenses	690	1,108
Total costs and expenses	114,841	78,482

Loss from operations	(114,841)	(78,482)

Other income (expense):
Interest expense, net of $10 in 2008 and $18 in 2007	(28,980)	(20,071)
Loss on other than temporary impairment of available for sale securities	(512,821)

Net (loss)	$(656,642)	$(98,553)

COMPREHENSIVE (LOSS), NET OF TAX:
Net (loss)	$(656,642)	$(98,553)
Unrealized holding (loss) arising during the year	(1,183,353)	(576,531)
Reclassification adjustment for other than temporary impairment
on available for sale securities	512,821
Comprehensive (loss)	$(1,327,174)	$(675,084)

Basic and diluted loss per share:
Net loss per share	$(0.88)	$(0.13)
Weighted average shares	742,108	742,108

The accompanying notes are an integral part of these consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2008 and 2007

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Total

Balances,
January 1, 2007	1,487,644	$14,878	$21,170,385	$(20,185,790)	$1,384,873	745,536	$(521,875)	$1,862,471

Other comprehensive
loss					(576,531)			(576,531)
Net (loss)				(98,553)				(98,553)

Balances,
December 31, 2007	1,487,644	14,878	21,170,385	(20,284,343)	808,342	745,536	(521,875)	1,187,387

Other comprehensive
loss					(1,183,353)			(1,183,353)
Reclassification adjustment
for other than temporary
impairment on available
for sale securities					512,821			512,821
Net (loss)				(656,642)				(656,642)
Cash Payment on
Fractional Shares							(699)	(699)
Balances,
December 31, 2008	1,487,644	$14,878	$21,170,385	$(20,940,985)	$137,810	745,536	$(522,574)	$(140,486)

The accompanying notes are an integral part of these consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended Decenber 31, 2008 and 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(656,642)	$(98,553)
Adjustments to reconcile net loss to net cash used in
operating activities:
Loss on other than temporary impairment on available
for sale securities	512,821
Changes in operating assets and liabilities:
Accounts payable	16,388	(6,676)
Net cash used in operating activities	(127,433)	(105,229)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash payments for fractional treasury shares	(699)
Net proceeds from line of credit	127,000	109,000
Net cash provided by financing activities	126,301	109,000

Net increase (decrease) in cash	(1,132)	3,771

Cash at beginning of year	6,140	2,369

Cash at end of year	$5,008	$6,140

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$28,990	$20,089

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

Marketable Securities

Marketable securities have been classified by management as available for sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”).  In accordance with SFAS No. 115, marketable securities are recorded at fair value and any unrealized gains and losses are excluded from earnings and reported as a separate component of shareholders’ equity until realized.  The fair value of the Company’s marketable securities and investments at December 31, 2008 is based on quoted market prices. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis.  For marketable securities for which there is an other-than-temporary impairment, an impairment loss is recognized as a realized loss.

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

Options to purchase 2,800 shares of the Company’s common stock were outstanding during 2008 and 2007 respectively, but since there was a net loss for 2008 and 2007, they were not included in the computation of diluted EPS as their effect would be anti-dilutive.

Stock Based Compensation

The Company has not offered any equity-based compensation to any of its employees or officers for the years ended December 31, 2008 and 2007.  Additionally, all outstanding options are fully vested, and therefore, SFAS 123R has no effect on the consolidated financial statements.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No.141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) will significantly change the accounting for and reporting of business combination transactions in consolidated financial statements. SFAS 141(R) is effective for the first annual reporting period beginning on or after December 15, 2008. Thus, the Company is required to adopt SFAS 141(R) on January 1, 2009. Earlier adoption is prohibited. We do not expect the adoption of SFAS 141(R) will have a material impact on the Company’s consolidated results of operations or financial position.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. FAIR VALUE OF FINANCIAL INSTRUMENTS

Due to the short maturity of cash, accounts payable, the line of credit, and the note payable, the carrying amount reported in the consolidated balance sheets approximates fair market value.

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

Total Carrying Value In The
	Quoted Market Prices	Significant Other	Consolidated
	In Active Markets	Observable Input	Balance Sheet at
Description	(Level 1)	(Level 2)	December 31, 2008

Securities available for sale	$32,669	$295,050	$327,719

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

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. INVESTMENT IN SALON MEDIA GROUP, INC.

The Company owns 843 shares of Series C Preferred Stock of Salon Media Group, Inc. (“Salon”). These shares resulted from the December 31, 2003 conversion of Convertible Promissory Notes purchased by the Company and are convertible to common stock at any time. The Series C Preferred Stock is convertible into common stock of Salon at the conversion rate determined by dividing the Series C Preferred Stock per share price of $800 by the Series C Conversion Price of $0.80, or at the rate of one share of Series C Preferred Stock to 1,000 shares of common stock. If converted, the Company’s shares of Series C Preferred Stock represent 843,000 common shares of Salon or 7.4% of Salon’s common stock outstanding as of December 31, 2008. The investment in Series C Preferred Stock of Salon is valued at the converted common stock value of $.35 and $1.60 per share, or $295,050 and $1,348,800 at December 31, 2008 and 2007, respectively

Additionally, in conjunction with making the investment in Salon, the Company received warrants to purchase common stock in Salon. In 2006, the Company exercised its warrants to purchase a total of 79,970 shares of common stock of Salon. The investment in common shares of Salon is valued at $.35 and $1.60 per share, or $27,989 and $127,952 at December 31, 2008 and 2007, respectively.

4. RELATED PARTY TRANSACTIONS

A Director and a former President and Chief Executive Officer of Salon is the daughter of a member of the Board of Directors and the sister of the Chief Executive Officer.

5. LINE OF CREDIT ARRANGEMENT

The Company has a line of credit arrangement with First Republic Bank (the “lender”) with a borrowing limit of $350,000 with interest based upon the lender’s prime rate. Interest is payable monthly at 7.75% at December 31, 2008. The line is guaranteed by Robert H. Hambrecht, Chief Executive Officer, and William R. Hambrecht, Board Director. The line of credit is due September 2009. At December 31, 2008, the outstanding balance under the line was $334,175.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. INCOME TAXES

SFAS No. 109, “Accounting for Income Taxes” requires the recognition of deferred tax assets and liabilities for the expected future consequences of events that have been recognized in the financial statements or tax returns.  Deferred income taxes reflect the net tax effects of (i) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (ii) operating loss and tax credit carryforwards.  The tax effects of significant items comprising the Company's deferred income taxes at December 31, 2008 and 2007 are as follows:

	2008	2007
Deferred tax assets:
Operating loss carryforward	$666,000	$421,000
Unrealized loss on marketable securities	204,000
Less valuation allowance	(870,000)	(154,000)
Deferred tax assets – net	-	267,000
Deferred tax liability – unrealized gain on marketable securities	-	(267,000)
Deferred income taxes – net	$-	$-

The reasons for the difference between the amount computed by applying the statutory federal income tax rate to losses before income tax benefit and the actual income tax benefit for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007
Expected income tax benefit	$223,000	$34,000
State income tax benefit, net of federal tax	38,000	4,000
Total before valuation allowance	(261,000)	(38,000)
Change in valuation allowance	261,000	38,000
Income tax benefit	$-	$-

The overall increase in valuation allowance for the year ended December 31, 2008 of $716,000 includes an increase of $471,000 from unrealized losses on marketable securities, an increase of $260,000 for 2008 operating losses, offset by a decrease of $15,000  due to the expiration of net operating loss carryforwards.

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

The Company is subject to taxation in the U.S. and the state of California. All tax years are subject to examination by the U.S. and California tax authorities due to the carryforward of unutilized net operating losses. The adoption of FIN 48 did not materially impact the Company’s financial condition, results of operations or cash flows. The Company had no accrual for interest or penalties on the balance sheet at December 31, 2008 and 2007.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. SHAREHOLDERS’ EQUITY

Treasury Stock – On September 15, 2003, the Board of Directors authorized the Company to purchase 745,536 shares of Company common stock at $0.70 per share for an aggregate purchase price of $521,875. The repurchase represented 50.11% of the issued and outstanding shares of the Company. During the year ended December 31, 2008, the Company paid $699 for fractional Treasury shares. As of December 31, 2008, the treasury shares are held by the Company.

Preferred Stock – The Company is authorized to issue up to five million shares of preferred stock without further shareholder approval; the rights, preferences and privileges of which would be determined at the time of issuance.  No shares have ever been issued.

Stock Option Plans -- The Company has adopted a 1989 Equity Incentive Plan, a 1993 Non-Employee Directors' Stock Option Plan and a 1994 Equity Incentive Plan (collectively, the "Plans").  In March 1994, the 1989 Equity Incentive Plan was amended to reduce the number of shares reserved there under and the Board of Directors determined that no further grants would be made under this plan. As of December 31, 2008 and 2007, 331,680 shares were available for grant under the Plans. The Plans provide for incentive stock options to be granted at times and prices determined by the Company’s Board of Directors, to be granted at not less than 100% of the fair value of the Company’s common stock on the date of grant. Options are generally subject to a three or four-year vesting schedule. Options issued under the Plans expire at the earlier of the end of the exercise period of no more than ten years from the date of grant or 90 days following the grantee’s end of service to the Company.

A summary of the status of the options issued under the Plan for the years ended December 31, 2008 and 2007 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life
Outstanding at January 1, 2007	6,000	$.88	.54 years

Expired	(3,200)	$.50

Outstanding at December 31, 2007	2,800	$1.31	.01 years

Exercisable at December 31, 2007	2,800	$1.31

Expired	(2,800)	$1.31

Outstanding at December 31, 2008	0

At December 31, 2008, there is no unrecognized employee compensation relating to options that is expected to be recognized in future periods.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  GOING CONCERN

As reflected in the accompanying financial statements the Company has net losses and has a negative cash flow from operations. This raises substantial doubt about the Company’s ability to continue as a going concern. If necessary the Company may seek to sell additional debt or equity securities or enter into new credit facilities to meet its cash needs. The Company cannot make assurances that it will be able to complete any financing or liquidity transaction, that such financing or liquidity transaction will be adequate for the Company’s needs, or that a financing or liquidity transaction will be completed in a timely manner.

9. SUBSEQUENT EVENTS

On March 23, 2009 the Board of Directors authorized William R. Hambrecht to lend the Company $30,000.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the financial statements and to other members of senior management and the Board of Directors.

We conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation our chief executive officer and chief financial officer have concluded that, as of December 31, 2008, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting for the three-months ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our evaluation, management concluded that, as of December 31, 2008, our internal control over financial reporting was not effective based on those criteria because of the existence of the following material weaknesses.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, AND EXECUTIVE OFFICERS OF THE REGISTRANTS

DIRECTORS

Name	Age	Director Since

Edmund H. Shea, Jr.	77	1993

William R. Hambrecht	73	2003

Robert H. Hambrecht	42	2003

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

EXECUTIVE OFFICERS

The following table sets forth the names, ages and positions of the Company’s executive officers as of December 31, 2008.  A summary of the background and experience of each of these individuals is set forth after the table.

Name	Age	Position

William R. Hambrecht	73	Chief Executive Officer

Robert H. Hambrecht	42	Secretary

Quock Q. Fong	74	Chief Financial Officer

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

ITEM 11.  EXECUTIVE COMPENSATION

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

COMPENSATION OF EXECUTIVE OFFICERS

SUMMARY OF COMPENSATION

The following table shows that, for the fiscal year ended December 31, 2008, no compensation was awarded or paid to, or earned by, the Company’s Chief Executive Officer or the Company’s Chief Financial Officer.

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS	OPTION AWARDS	NON-EQUITY INCENTIVE PLAN	OTHER COMPENSATION ($)	TOTAL
William R. Hambrecht	2008	--	--	-	--	-	--
Chief Executive Officer and Secretary
Quock Q. Fong	2008	--	--	-	--	-	--
Chief Financial Officer

STOCK OPTION GRANTS AND EXERCISES

The 1994 Equity Incentive Plan (the “Plan”) provides for the grant of (i) both incentive and non-statutory stock options and (ii) rights to purchase restricted stock, together “Stock Awards”, to the Company’s directors, officers and employees.  Directors who are not salaried employees of or consultants to the Company or to any affiliate of the Company are not eligible to participate in the Plan.  As of December 31, 2008, no options were outstanding under the Plan, no shares had been purchased pursuant to the Plan and 331,680 shares remained available for future issuance there under.

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

No options or rights to purchase restricted stock were granted to the Company’s executive officer during the fiscal year ended December 31, 2008.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of the Company’s Common Stock as of December 31, 2008 by:  (i) each director and nominee for director;  (ii) all officers and directors of the Company as a group; and (iii) all those known by the Company to be beneficial owners of more than five percent of its Common Stock.

BENEFICIAL OWNERSHIP (1)

BENEFICIAL OWNER	NUMBER OF SHARES OF COMMON STOCK	PERCENT TOTAL (2)

William R. Hambrecht	432,604	58.3
Pier 1, Bay 3
San Francisco, CA 94111

Edmund H. Shea, Jr. and related entities	113,173	15.2
655 Brea Canyon Road
Walnut, CA 91789

All executive officers and directors as a group (2 persons)	545,777	73.5

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

(2)	Applicable percentages are based on 742,108 shares outstanding on December 31, 2008 adjusted as required by rules promulgated by the SEC.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate audit fees billed by our independent registered accountant for the years ended December 31, 2007 and December 31, 2008 were $56,500 and $70,345 respectively. There were no tax fees or other fees paid to our independent registered accountant in the last two fiscal years.

Since the Board of Directors does not have an audit committee, the principal auditor is engaged by the Chief Executive Officer and the Chief Financial Officer on behalf of the Company’s Board of Directors.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements

The information concerning Ironstone financial statements and the Report of madsen & Associates CPA, Inc., Ironstone’s independent auditors required by this item are incorporated by reference herein to the section of this Report in Item 8, entitle “Financial Statements and Supplementary Data”

2.	Financial Statement Schedules

None

3.	Exhibits

The following Exhibits are filed as part of, or incorporated by reference into, this Report.

Exhibit
Number                                Description

  21.1                                Subsidiaries of Ironstone Group, Inc.
  31.1                                Section 302 - Principal Executive Officer Certification
  31.2                                Section 302 - Principal Financial Officer Certification
  32.1                                Section 1350 – Certification – Chief Executive Officer
  32.2                                Section 1350 – Certification – Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

IRONSTONE GROUP, INC. a Delaware corporation

Date: March 30, 2009	By:	/s/ William R. Hambrecht
William R. Hambrecht Chief Executive Officer

Date: March 30, 2009	By:	/s/ Quock Q. Fong
Quock Q. Fong Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William R. Hambrecht	Director, Chief Executive Officer,	March 30, 2009
(Principal Executive Officer)

/s/ Quock Q. Fong	Chief Financial Officer,	March 30, 2009
Quock Q. Fong	(Principal Financial Officer)

/s/ Edmund H. Shea, Jr.	Director	March 30, 2009
Edmund H. Shea, Jr.

/s/ Robert H. Hambrecht	Director, and Secretary	March 30, 2009
Robert H. Hambrecht