Form 10-Q
period 2009-03-31
IRONSTONE GROUP INC
filed 2009-05-14
CIK 723269

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

As of May 14, 2009, 742,108 shares of Common Stock, $0.01 par value, were outstanding.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
	March 31, 2009	December 31, 2008

ASSETS:
Current assets:
Cash	$20,138	$5,008
Marketable securities available for sale, at fair value	6,240	4,680
Salon Media Group, Inc. common stock, at fair value	15,994	27,989
Salon Media Group, Inc. Series C Preferred, at fair value	168,600	295,050

Total assets	$210,972	$332,727

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Line of credit borrowings	$350,000	$334,175
Note payable to related party	130,000	100,000
Accounts payable	49,356	39,038

Total liabilities	529,356	473,213

Shareholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized of which there are no issued and outstanding shares
Common stock, $0.01 par value, 25,000,000 shares authorized
of which 1,487,644 shares are issued and 742,108 shares are outstanding	14,878	14,878
Additional paid-in capital	21,170,385	21,170,385
Accumulated deficit	(20,469,178)	(20,940,985)
Accumulated other comprehensive income	(511,895)	137,810
	204,190	382,088
Less: Treasury Stock, 745,536 shares, at cost	(522,574)	(522,574)

Total shareholders' equity	(318,384)	(140,486)

Total liabilities and shareholders' equity	$210,972	$332,727

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008

Costs and expenses:
Professional fees	$30,065	$29,180
State filing fee	2,430	16,726
Miscellaneous expenses	70	32
Total costs and expenses	32,565	45,938

Loss from operations	(32,565)	(45,938)

Other income (expense):
Interest expense, net	(8,448)	(7,071)

Net (loss)	$(41,013)	$(53,009)

COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Net loss	$(41,013)	$(53,009)
Unrealized holding gain (loss) arising during the period	(136,885)	79,817
Comprehensive income (loss)	$(177,898)	$26,808

Basic and diluted loss per share:
Net loss per share	$(0.06)	$(0.07)
Weighted average shares	742,108	742,108

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(41,013)	$(53,009)
Adjustments to reconcile net loss to net cash used in
operating activities:
Changes in operating assets and liabilities:
Accounts payable	10,318	23,992
Net cash used in operating activities	(30,695)	(29,017)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from line of credit	15,825	25,000
Note payable to related party	30,000
Net cash provided from financing activities	45,825	25,000

Net increase (decrease) in cash	15,130	(4,017)

Cash at beginning of period	5,008	6,140

Cash at end of period	$20,138	$2,123

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$8,448	$7,071

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
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

Marketable Securities

Marketable securities have been classified by management as available for sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”).  In accordance with SFAS No. 115, marketable securities are recorded at fair value and any unrealized gains or losses are excluded from earnings and reported as a separate component of shareholders’ equity until realized. The fair value of the Company’s marketable securities and investments at March 31, 2009 is based on quoted market prices. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. For marketable securities for which there is an other-than-temporary impairment, an impairment loss is recognized as a realized loss.

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although Ironstone believes that the following disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2008.

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
March 31, 2009
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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) will significantly change the accounting for and reporting of business combination transactions in consolidated financial statements. SFAS 141(R) is effective for the first annual reporting period beginning on or after December 15, 2008. The Company adopted SFAS 141(R) on January 1, 2009. The adoption of SFAS 141(R) had no material impact on the Company’s consolidated results of operations or financial position.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(UNAUDITED)

2. FAIR VALUE MEASUREMENTS

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

Total Carrying Value In The
	Quoted Market Prices	Significant Other	Consolidated
	In Active Markets	Observable Input	Balance Sheet at
Description	(Level 1)	(Level 2)	March 31, 2009

Securities available for sale	$22,234	$168,600	$190,834

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
March 31, 2009
(UNAUDITED)

3. INVESTMENT IN SALON MEDIA GROUP, INC.

The Company owns 843 shares of Series C Preferred Stock of Salon Media Group, Inc. (“Salon”).  These shares resulted from the December 31, 2003 conversion of Convertible Promissory Notes purchased by the Company and are convertible to common stock at any time. The Series C Preferred Stock is convertible into common stock of Salon at the conversion rate determined by dividing the Series C Preferred Stock per share price of $800 by the Series C Conversion Price of $0.80, or at the rate of one share of Series C Preferred Stock to 1,000 shares of common stock. If converted, the Company’s shares of Series C Preferred Stock represent 843,000 common shares of Salon, or 7.4% of Salon’s common stock outstanding as of March 31, 2009. The investment in Series C Preferred Stock of Salon is valued at the converted common stock value of $.20 and $.35 per share, or $168,600 and $295,050 at March 31, 2009 and December 31, 2008, respectively.

Additionally, in conjunction with making the investment in Salon, the Company received warrants to purchase common stock in Salon. In 2006, the Company exercised its warrants to purchase a total of 79,970 shares of common stock of Salon. The investment in common shares of Salon is valued at $.20 and $.35 per share, or $15,994 and $27,989 at March 31, 2009 and December 31, 2008, respectively.

4. RELATED PARTY TRANSACTIONS

A Director and a former President and Chief Executive Officer of Salon is the sister of a member of the Board of Directors and the daughter of the Chief Executive Officer.

On March 23, 2009, with the approval of the Board of Directors, William R. Hambrecht, Chief Executive Officer, lent $30,000 to the Company.

5. LINE OF CREDIT ARRANGEMENT

The Company has a line of credit arrangement with First Republic Bank (the “lender”) with a borrowing limit of $350,000 with interest based upon the lender’s prime rate. Interest is payable monthly at 7.75% at March 31, 2009. The line is guaranteed by William R. Hambrecht, Chief Executive Officer, and Robert H. Hambrecht, Board Director and is collateralized by all of the Company’s assets. The line of credit is due on September 11, 2009. At March 31, 2009, the outstanding balance under the line was $350,000.

6. GOING CONCERN

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

Results of Operations

Comparison of 2009 to 2008

Costs and expenses for the three-month period ended March 31, 2009 decreased $13,373 or 29.11% compared to the same period in 2008. This was primarily due to a decrease in state required filing fees of $14,000 that we had accrued  in 2008 for prior year filings.

Liquidity and Capital Resources

Net cash used in operating activities for the three months ended March 31, 2009 was $30,695. Working capital at March 31, 2009 decreased $177,898 from December 31, 2008. The decrease was primarily due to the valuation of Salon Media Group, Inc. Series C Preferred, at fair value conversion price. Cash increased by $15,130 from $5,008 at December 31, 2008 to $20,138 at March 31, 2009.

To meet its cash needs, on March 23, 2009, with the approval of the Board of Directors, William R. Hambrecht lent $30,000 to the Company.

The Company may obtain additional equity or working capital through additional bank borrowings and public or private sales of equity securities and exercises of outstanding stock options. There can be no assurance, however, that such additional financing will be available on terms favorable to the Company, or at all.

While the Company explores new business opportunities, the primary capital resource of the Company is 843 shares of Series C Preferred Stock of Salon Media Group, Inc. (“Salon”). These shares were converted on December 31, 2003 from Convertible Promissory Notes purchased by the Company and are convertible to common stock at any time.  The Series C Preferred Stock is convertible into common stock of Salon at the conversion rate determined by dividing the Series C Preferred Stock per share price of $800 by the Series C Conversion Price of $0.80, or at the rate of one share of Series C Preferred Stock to 1,000 shares of common stock. If converted, the Company’s shares of Series C Preferred Stock represent 843,000 shares or 7.4% of Salon’s common stock outstanding as of March 31, 2009. The investment in Salon is valued at the converted common stock value of $.20 per share, or $168,600 at March 31, 2009.

In conjunction with making the investment in Salon, the Company received warrants to purchase common stock in Salon. In 2006, the Company exercised its warrants to purchase a total of 79,970 shares of common stock of Salon. The investment in common shares of Salon is valued at $.20 per share, or $15,994 at March 31, 2009.

The investment of Salon and other marketable securities are classified as available for sale and, therefore, a related unrealized loss of $136,885 has been included in comprehensive income in the first quarter of 2009.

As of May 13, 2009, Salon’s common stock was trading at $.20 per share.  There can be no assurance that a market will continue to exist for either the Series C Preferred Stock or the common stock of Salon.

Item 2.  Management's Discussion and Analysis and Results of Operations (concluded)

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

We conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation our chief executive officer and chief financial officer have concluded that, as of March 31, 2009, our disclosure controls and procedures are not effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting for the three-months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our evaluation, management concluded that, as of March 31, 2009, our internal control over financial reporting was not effective based on those criteria because of the existence of the following material weaknesses.

1)	The Company does not have an adequate number of independent board members nor therefore an independent audit committee.

2)	Our limited number of employees results in the Company’s inability to have a sufficient segregation of duties within its accounting and financial reporting activities.

These absences constitute material weaknesses in the Company’s corporate governance structure. These weaknesses were also reported in our December 31, 2008 Form 10-K filing.

PART II – OTHER INFORMATION

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

IRONSTONE GROUP, INC.
a Delaware corporation

Date: May 14, 2009	By: /s/ William R. Hambrecht
        William R. Hambrecht
        Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William R. Hambrecht	Director, Chief Executive Officer	May 14, 2009
William R. Hambrecht	(Principal Executive Officer)

/s/ Quock Q. Fong	Chief Financial Officer	May 14, 2009
Quock Q. Fong

/s/ Robert H. Hambrecht	Director, Secretary	May 14, 2009
Robert H. Hambrecht

/s/ Edmund H. Shea, Jr.	Director	May 14, 2009
Edmund H. Shea, Jr.