Form 10-Q
period 2009-09-30
IRONSTONE GROUP INC
filed 2009-11-13
CIK 723269

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non- accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  [X]    No [  ]

As of November 12, 2009, 742,108 shares of Common Stock, $0.01 par value, were outstanding.

TOTAL NUMBER OF PAGES:   15   INDEX TO EXHIBITS AT PAGE: N/A

IRONSTONE GROUP, INC. AND SUBSIDIARIES
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed consolidated balance sheets at September 30, 2009 and December 31, 2008	3

Condensed consolidated statements of operations and comprehensive income (loss) for the three months
ended September 30, 2009 and 2008 and for the nine months ended September 30, 2009 and 2008	4

Condensed consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008	5

Notes to condensed consolidated financial statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	11

Item 4T. Controls and Procedures	12

PART II—OTHER INFORMATION

Item 6. Exhibits	13

Signatures	14
Exhibit 31.1	15
Exhibit 31.2	16
Exhibit 32.1	17
Exhibit 32.2	18

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
	September 30, 2009	December 31, 2008

ASSETS:
Current assets:
Cash	$11,504	$5,008
Marketable securities available for sale, at fair value	7,020	4,680
Salon Media Group, Inc. common stock, at fair value	7,997	27,989
Salon Media Group, Inc. Series C Preferred, at fair value	84,300	295,050

Total assets	$110,821	$332,727

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Line of credit borrowings	$350,000	$334,175
Note payable to related party	153,000	100,000
Accounts payable	46,298	39,038

Total liabilities	549,298	473,213

Shareholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized of which there are no issued and outstanding shares
Common stock, $0.01 par value, 25,000,000 shares authorized
of which 1,487,644 shares are issued and 742,108 shares are outstanding	14,878	14,878
Additional paid-in capital	21,170,385	21,170,385
Accumulated deficit	(21,010,574)	(20,940,985)
Accumulated other comprehensive income	(90,592)	137,810
	84,097	382,088
Less: Treasury Stock, 745,536 shares, at cost	(522,574)	(522,574)

Total shareholders' equity	(438,477)	(140,486)

Total liabilities and shareholders' equity	$110,821	$332,727

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Costs and expenses:
Professional fees	$4,830	$13,736	$39,125	$80,388
State filing fee	-	2,567	2,430	21,092
Miscellaneous expenses	541	590	678	647
Total costs and expenses	5,371	16,893	42,233	102,127

Loss from operations	(5,371)	(16,893)	(42,233)	(102,127)

Other income (expense):
Interest expense, net	(9,576)	(7,804)	(27,356)	(20,884)

Net (loss)	$(14,947)	$(24,697)	$(69,589)	$(123,011)

COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Net loss	$(14,947)	$(24,697)	$(69,589)	$(123,011)
Unrealized holding gain (loss) arising during the period	(57,718)	(373,868)	(228,402)	(527,914)
Comprehensive income (loss)	$(72,665)	$(398,565)	$(297,991)	$(650,925)

Basic and diluted loss per share:
Net loss per share	$(0.02)	$(0.03)	$(0.09)	$(0.17)
Weighted average shares	742,108	742,108	742,108	742,108

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(69,589)	$(123,011)
Adjustments to reconcile net loss to net cash used in
operating activities:
Changes in operating assets and liabilities:
Accounts payable	7,260	14,378
Net cash used in operating activities	(62,329)	(108,633)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	15,825	6,000
Proceeds from related party note payable	53,000	100,000
Net cash provided from financing activities	68,825	106,000

Net increase (decrease) in cash	6,496	(2,633)

Cash at beginning of period	5,008	6,140

Cash at end of period	$11,504	$3,507

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$27,356	$17,835

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
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

Marketable Securities

Marketable securities have been classified by management as available for sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”).  In accordance with SFAS No. 115, marketable securities are recorded at fair value and any unrealized gains or losses are excluded from earnings and reported as a separate component of shareholders’ equity until realized. The fair value of the Company’s marketable securities and investments at September 30, 2009 is based on quoted market prices. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. For marketable securities for which there is an other-than-temporary impairment, an impairment loss is recognized as a realized loss.

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although Ironstone believes that the following disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2008.

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
September 30, 2009
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
September 30, 2009
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

Total Carrying Value In The
	Quoted Market Prices	Significant Other	Condensed Consolidated
	In Active Markets	Observable Input	Balance Sheet at
Description	(Level 1)	(Level 2)	September 30, 2009
Securities available for sale	$15,017	$84,300	$99,317

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
September 30, 2009
(UNAUDITED)

3. INVESTMENT IN SALON MEDIA GROUP, INC.

The Company owns 843 shares of Series C Preferred Stock of Salon Media Group, Inc. (“Salon”).  These shares resulted from the December 31, 2003 conversion of Convertible Promissory Notes purchased by the Company and are convertible to common stock at any time. The Series C Preferred Stock is convertible into common stock of Salon at the conversion rate determined by dividing the Series C Preferred Stock per share price of $800 by the Series C Conversion Price of $0.80, or at the rate of one share of Series C Preferred Stock to 1,000 shares of common stock. If converted, the Company’s shares of Series C Preferred Stock represent 843,000 common shares of Salon, or 7.9% of Salon’s common stock outstanding as of September 30, 2009. The investment in Series C Preferred Stock of Salon is valued at the converted common stock value of $.10 and $.35 per share, or $84,300 and $295,050 at September 30, 2009 and December 31, 2008, respectively.

Additionally, in conjunction with making the investment in Salon, the Company received warrants to purchase common stock in Salon. In 2006, the Company exercised its warrants to purchase a total of 79,970 shares of common stock of Salon. The investment in common shares of Salon is valued at $.10 and $.35 per share, or $7,997 and $27,989 at September 30, 2009 and December 31, 2008, respectively.

4. RELATED PARTY TRANSACTIONS

A Director and a former President and Chief Executive Officer of Salon is the sister of a member of the Board of Directors and the daughter of the Chief Executive Officer.

5. LINE OF CREDIT ARRANGEMENT

The Company has a line of credit arrangement with First Republic Bank (the “lender”) with a borrowing limit of $350,000 with interest based upon the lender’s prime rate. Interest is payable monthly at 7.75% at September 30, 2009. The line is guaranteed by William R. Hambrecht, Chief Executive Officer, and Robert H. Hambrecht, Board Director and is collateralized by all of the Company’s assets. The line of credit is due on September 11, 2010. At September 30, 2009, the outstanding balance under the line was $350,000.

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

Results of Operations

Comparison of 2009 to 2008

Costs and expenses for the three-month period ended September 30, 2009 decreased $11,522 or 68.21% compared to the same period in 2008. This was primarily due to a decrease in taxes, accounting and audit fees

Costs and expenses for the nine-month period ended September 30, 2009 decreased $59,894 or 58.65% compared to the same period in 2008. This was primarily due to a decrease in taxes, accounting and audit fees of $46,000 and a decrease in state required filing fees of $14,000 that we had accrued in 2008 for prior year filings.

Liquidity and Capital Resources

Net cash used in operating activities for the nine months ended September 30, 2009 was $62,329. Negative working capital at September 30, 2009 increased $297,991 from December 31, 2008. The increase was primarily due to the valuation of Salon Media Group, Inc. Series C Preferred, at fair value conversion price and the losses from operation. Cash increased by $6,496 from $5,008 at December 31, 2008 to $11,504 at September 30, 2009.

To meet its cash needs during the third quarter of 2009, William R Hambrecht lent $23,000 to the company.

The Company may obtain additional equity or working capital through additional bank borrowings and public or private sales of equity securities and exercises of outstanding stock options. There can be no assurance, however, that such additional financing will be available on terms favorable to the Company, or at all.

While the Company explores new business opportunities, the primary capital resource of the Company is 843 shares of Series C Preferred Stock of Salon Media Group, Inc. (“Salon”). These shares were converted on December 31, 2003 from Convertible Promissory Notes purchased by the Company and are convertible to common stock at any time.  The Series C Preferred Stock is convertible into common stock of Salon at the conversion rate determined by dividing the Series C Preferred Stock per share price of $800 by the Series C Conversion Price of $0.80, or at the rate of one share of Series C Preferred Stock to 1,000 shares of common stock. If converted, the Company’s shares of Series C Preferred Stock represent 843,000 shares or 7.9% of Salon’s common stock outstanding as of September 30, 2009. The investment in Salon is valued at the converted common stock value of $.10 per share, or $84,300 at September 30, 2009.

In conjunction with making the investment in Salon, the Company received warrants to purchase common stock in Salon. In 2006, the Company exercised its warrants to purchase a total of 79,970 shares of common stock of Salon. The investment in common shares of Salon is valued at $.10 per share, or $7,997 at September 30, 2009.

The investment of Salon and other marketable securities are classified as available for sale and, therefore, a related unrealized loss of $57,718 has been included in comprehensive income in the third quarter of 2009.

As of November 4, 2009, Salon’s common stock was trading at $.12 per share.  There can be no assurance that a market will continue to exist for either the Series C Preferred Stock or the common stock of Salon.

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

We conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation our chief executive officer and chief financial officer have concluded that, as of September 30, 2009, our disclosure controls and procedures are not effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting for the three-months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our evaluation, management concluded that, as of September 30, 2009, our internal control over financial reporting was not effective based on those criteria because of the existence of the following material weaknesses.

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

IRONSTONE GROUP, INC. a Delaware corporation

Date: November 12, 2009	By:	/s/ William R. Hambrecht
William R. Hambrecht Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William R. Hambrecht	Director, Chief Executive Officer	November 12, 2009
William R. Hambrecht	(Principal Executive Officer)

/s/ Quock Q. Fong	Chief Financial Officer	November 12, 2009
Quock Q. Fong

/s/ Robert H. Hambrecht	Director, Secretary	November 12, 2009
Robert H. Hambrecht

/s/ Edmund H. Shea, Jr.	Director	November 12, 2009
Edmund H. Shea, Jr.