Form 10-K
period 2009-12-31
IRONSTONE GROUP INC
filed 2010-04-14
CIK 723269

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

☒    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common Stock, $0.01 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes [  ]    No[X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes [  ]    No[X]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes [ X ]    No[  ]

The approximate aggregate market value of voting stock held by non-affiliates of the Registrant was $111,909 as of December 31, 2009 based on the closing bid price on December 31, 2009.  Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily conclusive.

Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    Yes [X]    No[  ]

As of March 30, 2010, 742,108 shares of Common Stock, $0.01 par value, were outstanding.

TABLE OF CONTENTS

Page

PART I:

Item 1.	Description of Business	3
Item 1A.	Risk Factors	3
Item 1B.	Unresolved Staff Comments	3
Item 2.	Description of Property	3
Item 3.	Legal Proceedings	3
Item 4.	Submission of Matters to a Vote of Security Holders	3

PART II:

PART III:

PART IV

Item 15.	Exhibits, Financial Statement Schedules	24

SIGNATURES		25

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

BUSINESS STRATEGY

Currently, the Company is reviewing options and new business opportunities.  At December 31, 2009, the Company had $11,700 in marketable securities, $7,770 in cash, an investment in Salon Media Group, Inc. valued at $92,297 and tax loss carry-forwards at its disposal.

There can be no assurance that the Company will acquire businesses, form additional alliances, or expand its existing services.  Failure to expand the scope of services provided by the Company may have an adverse effect on the Company’s results of operations.

EMPLOYEES

As of December 31, 2009, the Company had one part-time employee.  This employee received no compensation and is not subject to a collective bargaining agreement.

ITEM 1A.  RISK FACTORS

The company’s main asset is an investment in Salon Media Group, Inc. whose December 31, 2009 market value has dropped 71% as compared to December 31, 2008. There can be no assurance that a market will continue to exist for either the Series C Preferred Stock or the common stock of Salon.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  DESCRIPTION OF PROPERTY

The Company’s principal executive offices are located at Pier 1, Bay 3, San Francisco, California 94111 and its telephone number is (415) 551-3260.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of stockholders during 2009.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information regarding the recent trading activity of the Company‘s Common Stock is reported on the OTC Bulletin Board and the Company is not aware of any recent material trading activity in shares of its Common Stock. As of December 31, 2009, there were approximately 500 holders of record of the Company’s Common Stock.  The Company has not paid cash dividends on its Common Stock since its inception and does not intend to pay cash dividends on its Common Stock in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

Year Ended December 31	2009	2008

Net revenues	$-	$-

Net loss	$175,607	$656,642

Unrealized gain (loss) on holdings	$(223,722)	$(1,183,353)

Comprehensive income (loss)	$(310,687)	$(1,327,174)

Cash and cash equivalents	$7,770	$5,008

Marketable securities	$11,700	$4,680

Non-marketable securities	$92,297	$323,039

Total assets	$111,767	$332,727

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION

CRITICAL ACCOUNTING POLICIES

While the Company continues to evaluate business opportunities, its sole source of revenue is from the sale of marketable securities.  Management has classified these marketable securities, in accordance with ASC 320, as available for sale.  These securities are recorded at fair market value, and any unrealized gains and losses are reported as a separate component of shareholders’ equity.  For marketable securities for which there is an other-than-temporary impairment, an impairment loss is recognized as a realized loss.

Ironstone’s primary expenses are generated from maintaining regulatory reporting compliance, such as quarterly review and annual audit of the financial statements, seeking legal counsel when appropriate, and consulting fees.

RESULTS OF OPERATIONS

Year ended December 31, 2009

Costs and expenses for 2009 totaled $49,804, a decrease of $65,037 or 56.6% as compared to 2008. The decrease was primarily due to a decrease in professional fees of $49,533 and a decrease in state filing fees of $15,583. Interest expense for 2009 totaled $37,162, an increase of $8,172 or 28.2% as compared to 2008. The increase was due to an increase in borrowings.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $76,063 for the year ended December 31, 2009, and $127,433 for the year ended December 31, 2008.

The Company has a line of credit arrangement with First Republic Bank with a borrowing limit of $350,000 with interest based upon the lender’s prime rate. Interest is payable monthly at 7.75%. The line is guaranteed by William R. Hambrecht, Chief Executive Officer, Director and Robert H. Hambrecht, Secretary, Director. The line of credit is due September 11, 2010. At December 31, 2009, the outstanding balance under the line was $350,000.

On March 24, 2008, with the approval of the Board of Directors, William R. Hambrecht agreed to lend $100,000 to the Company. Subsequently on May 6, 2008, the Company borrowed the $100,000 with interest at 7.75% per annum. On March 23, 2009, with the approval of the Board of Directors, William R. Hambrecht agreed to lend $100,000 to the Company. Subsequently during 2009, the Company borrowed $63,000 with interest at 7.75% per annum.

The Company may obtain additional equity or working capital through additional bank borrowings and public or private sales of equity securities and exercises of outstanding stock options. The Company may also borrow additional funds from Mr. William R. Hambrecht. There can be no assurance, however, that such additional financing will be available on terms favorable to the Company, or at all.

While the Company explores new business opportunities, the primary capital resource of the Company is 843 shares of Series C Preferred Stock of Salon Media Group, Inc. (“Salon”). These shares were converted on December 31, 2003 from Convertible Promissory Notes purchased by the Company and are convertible to common stock at any time.  The Series C Preferred Stock is convertible into common stock of Salon at the conversion rate determined by dividing the Series C Preferred Stock per share price of $800 by the Series C Conversion Price of $0.80, or at the rate of one share of Series C Preferred Stock to 1,000 shares of common stock. If converted, the Company’s shares of Series C Preferred Stock represent 843,000 shares or 7.0% of Salon’s common stock outstanding as of December 31, 2009. The investment in Salon is valued at the converted common stock value of $.10 per share, or $84,300, at December 31, 2009.

In conjunction with making the investment in Salon, the Company received warrants to purchase common stock in Salon.  In 2006, the Company exercised its warrants to purchase a total of 79,970 shares of common stock of Salon. The investment in common shares of Salon is valued at $.10 per share, or $7,997, at December 31, 2009. Additionally, the Company has an investment in another available for sale security with a fair value of $11,700 at December 31, 2009.

As of March 29, 2010, Salon’s common stock was trading at $.08 per share.  There can be no assurance that a market will continue to exist for either the Series C Preferred Stock or the common stock of Salon.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Ironstone Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Ironstone Group, Inc. and Subsidiaries (the Company) as of December 31, 2009 and 2008, and the related statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2009.  The Company's management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ironstone Group, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

Madsen & Associates CPA's, Inc.
Salt Lake City, Utah
April 14, 2010

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2009

	2009	2008

ASSETS:
Current assets:
Cash	$7,770	$5,008
Marketable securities available for sale, at fair value	11,700	4,680
Salon Media Group, Inc. common stock, at fair value	7,997	27,989
Salon Media Group, Inc. Series C Preferred, at fair value	84,300	295,050

Total assets	$111,767	$332,727

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Line of credit borrowings	$350,000	$334,175
Note payable to related party	163,000	100,000
Accounts payable	49,940	39,038

Total liabilities	562,940	473,213

Shareholders' equity:
Preferred stock,$0.01 par value, 5,000,000 shares authorized of which there are no issued and outstanding shares
Common stock,$0.01 par value, 25,000,000 shares authorized
of which 1,487,644 shares are issued and 742,108 shares are outstanding	14,878	14,878
Additional paid-in capital	21,170,385	21,170,385
Accumulated deficit	(21,116,592)	(20,940,985)
Accumulated other comprehensive income	2,730	137,810
	71,401	382,088
Less: Treasury Stock, 745,536 shares, at cost	(522,574)	(522,574)

Total shareholders' equity	(451,173)	(140,486)

Total liabilities and shareholders' equity	$111,767	$332,727

The accompanying notes are an integral part of these consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)
Years Ended December 31, 2009, and 2008

	2009	2008

Costs and expenses:
Legal and other professional fees	$43,250	$92,783
State filing fee	5,785	21,368
Miscellaneous expenses	769	690
Total costs and expenses	49,804	114,841

Loss from operations	(49,804)	(114,841)

Other income (expense):
Interest expense, net
of $1 in 2009 and $10 in 2008	(37,161)	(28,980)
Loss on other than temporary impairment of available for sale securities	(88,642)	(512,821)

Net (loss)	$(175,607)	$(656,642)

COMPREHENSIVE (LOSS), NET OF TAX:
Net (loss)	$(175,607)	$(656,642)
Unrealized holding (loss) arising during the year	(223,722)	(1,183,353)
Reclasification adjustment for other than temporary impairment
on available for sale securities	88,642	512,821
Comprehensive (loss)	$(310,687)	$(1,327,174)

Basic and diluted loss per share:
Net loss per share	$(0.24)	$(0.88)
Weighted average shares	742,108	742,108

The accompanying notes are an integral part of these consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2009 and 2008

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Total

Balances,
January 1, 2008	1,487,644	$14,878	$21,170,385	$(20,284,343)	$808,342	745,536	$(521,875)	$1,187,387

Other comprehensive
loss					(1,183,353)			(1,183,353)
Reclassification adjustment
for other than temporary
impairment on available
for sale securities					512,821			512,821
Net (loss)				(656,642)				(656,642)
Cash Payment on
Fractional Shares							(699)	(699)

Balances,
December 31, 2008	1,487,644	14,878	21,170,385	(20,940,985)	137,810	745,536	(522,574)	(140,486)

Other comprehensive
loss					(223,722)			(223,722)
Reclassification adjustment
for other than temporary
impairment on available
for sale securities					88,642			88,642
Net (loss)				(175,607)				(175,607)
Balances,
December 31, 2009	1,487,644	$14,878	$21,170,385	$(21,116,592)	$2,730	745,536	$(522,574)	$(451,173)

The accompanying notes are an integral part of these consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended Decenber 31, 2009 and 2008

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(175,607)	$(656,642)
Adjustments to reconcile net loss to net cash used in
operating activities:
Loss on other than temporary impairment on available
for sale securities	88,642	512,821
Changes in operating assets and liabilities:
Accounts payable	10,902	16,388
Net cash used in operating activities	(76,063)	(127,433)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash payments for fractional treasury shares		(699)
Proceeds from line of credit	15,825	127,000
	63,000
Net cash provided by financing activities	78,825	126,301

Net increase (decrease) in cash	2,762	(1,132)

Cash at beginning of year	5,008	6,140

Cash at end of year	$7,770	$5,008

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$37,162	$28,990

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

Marketable Securities

Marketable securities have been classified by management as available for sale in accordance with ASC 320, marketable securities are recorded at fair value and any unrealized gains and losses are excluded from earnings and reported as a separate component of shareholders’ equity until realized.  The fair value of the Company’s marketable securities and investments at December 31, 2009 is based on quoted market prices. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis.  For marketable securities for which there is an other-than-temporary impairment, an impairment loss is recognized as a realized loss.

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

+

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

Stock Based Compensation

The Company has not offered any equity-based compensation to any of its employees or officers for the years ended December 31, 2009 and 2008.  Additionally, there are no outstanding options.

Recent Accounting Pronouncements

We do not expect the adoption of any recent accounting pronouncements will have a material impact on the Company’s consolidated results of operations or financial position.

2. FAIR VALUE OF FINANCIAL INSTRUMENTS

Due to the short maturity of cash, accounts payable, the line of credit, and the note payable, the carrying amount reported in the consolidated balance sheets approximates fair market value.

Effective January 1, 2008, the Company adopted ASC 820, “Fair Value Measurement and Disclosures”. ASC 820 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States of America and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 describes a fair value hierarchy based on three levels of inputs of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

In addition to using the guidelines set forth in ASC 820 for valuing fixed income securities, each company is also required

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

to disclose information that enables users of its financial statements to assess the inputs used to develop those valuations.
Market values were determined for each security in the investment portfolio based on quoted market prices and quoted market prices for similar securities.

Total Carrying Value In The
	Quoted Market Prices	Significant Other	Consolidated
	In Active Markets	Observable Input	Balance Sheet at
Description	(Level 1)	(Level 2)	December 31, 2009

Securities available for sale	$19,697	$84,300	$103,997

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. INVESTMENT IN SALON MEDIA GROUP, INC.

The Company owns 843 shares of Series C Preferred Stock of Salon Media Group, Inc. (“Salon”). These shares resulted from the December 31, 2003 conversion of Convertible Promissory Notes purchased by the Company and are convertible to common stock at any time. The Series C Preferred Stock is convertible into common stock of Salon at the conversion rate determined by dividing the Series C Preferred Stock per share price of $800 by the Series C Conversion Price of $0.80, or at the rate of one share of Series C Preferred Stock to 1,000 shares of common stock. If converted, the Company’s shares of Series C Preferred Stock represent 843,000 common shares of Salon or 7.0% of Salon’s common stock outstanding as of December 31, 2009. The investment in Series C Preferred Stock of Salon is valued at the converted common stock value of $.10 and $.35 per share, or $84,300 and $295,050 at December 31, 2009 and 2008, respectively

Additionally, in conjunction with making the investment in Salon, the Company received warrants to purchase common stock in Salon. In 2006, the Company exercised its warrants to purchase a total of 79,970 shares of common stock of Salon. The investment in common shares of Salon is valued at $.10 and $.35 per share, or $7,997 and $27,989 at December 31, 2009 and 2008, respectively.

4. RELATED PARTY TRANSACTIONS

A Director and a former President and Chief Executive Officer of Salon is the sister of a member of the Board of Directors and the daughter of the Chief Executive Officer.

Mr. William R Hambrecht, Chief Executive Officer is a minority shareholder in Salon Media Group.

On March 23 2009 the Company borrowed $100,000 from Mr. William R Hambrecht, Chief Executive Officer, at the same interest rate charged by First Republic Bank on its line of credit. Interest is payable to Mr. Hambrecht monthly. The unsecured note matured on March 22, 2010. This note was extended to mature on March 22, 2011

On May 6 2008 the Company borrowed $100,000 from Mr. William R Hambrecht, Chief Executive Officer, at the same interest rate charged by First Republic Bank on its line of credit. Interest is payable to Mr. Hambrecht monthly. The unsecured note matured on May 5, 2009. This note was extended to mature on May 5, 2010

5. LINE OF CREDIT ARRANGEMENT

The Company has a line of credit arrangement with First Republic Bank (the “lender”) with a borrowing limit of $350,000 with interest based upon the lender’s prime rate. Interest is payable monthly at 7.75% at December 31, 2009. The line is guaranteed by William R. Hambrecht, Chief Executive Officer, Director and Robert H. Hambrecht, Secretary, Director. The line of credit is due September 2010. At December 31, 2009, the outstanding balance under the line was $350,000.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. INCOME TAXES

ASC 740, “Income Taxes” requires the recognition of deferred tax assets and liabilities for the expected future consequences of events that have been recognized in the financial statements or tax returns.  Deferred income taxes reflect the net tax effects of (i) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (ii) operating loss and tax credit carryforwards.  The tax effects of significant items comprising the Company's deferred income taxes at December 31, 2009 and 2008 are as follows:

	2009	2008
Deferred tax assets:
Operating loss carryforward	$709,000	$666,000
Unrealized loss on marketable securities	295,000	204,000
Less valuation allowance	(1,004,000)	(870,000)
Deferred tax assets – net	-
Deferred tax liability – unrealized gain on marketable securities	-
Deferred income taxes – net	$-	$-

The reasons for the difference between the amount computed by applying the statutory federal income tax rate to losses before income tax benefit and the actual income tax benefit for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008
Expected income tax benefit	$60,000	$223,000
State income tax benefit, net of federal tax	9,000	38,000
Total before valuation allowance	(69,000)	(261,000)
Change in valuation allowance	69,000	261,000
Income tax benefit	$-	$-

The overall increase in valuation allowance for the year ended December 31, 2009 of $134,000 includes an increase of $91,000 from unrealized losses on marketable securities, an increase of $58,000 for 2009 operating losses, offset by a decrease of $15,000 due to the expiration of net operating loss carryforwards

Section 382 of the Internal Revenue Code of 1986, as amended, imposes an annual limitation on the availability of net operating loss carryforwards to offset taxable income when an ownership change occurs. Due to the redemption of shares of common stock in 2003, the Company underwent such an “ownership change.” Therefore, the Company’s use of losses incurred through the date of the “ownership change” will be limited to approximately $49,000 per year.

In the opinion of management, based on the uncertainty that the Company will be able to generate taxable income in the future, the realization of the loss carryforwards is not likely and, accordingly, a valuation allowance has been recorded to offset such amount in its entirety.

The Company is subject to taxation in the U.S. and the state of California. All tax years are subject to examination by the U.S. and California tax authorities due to the carryforward of unutilized net operating losses. The Company had no accrual for interest or penalties on the balance sheet at December 31, 2009 and 2008.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. SHAREHOLDERS’ EQUITY

Treasury Stock – On September 15, 2003, the Board of Directors authorized the Company to purchase 745,536 shares of Company common stock at $0.70 per share for an aggregate purchase price of $521,875. The repurchase represented 50.11% of the issued and outstanding shares of the Company. During the year ended December 31, 2008, the Company paid $699 for fractional Treasury shares. As of December 31, 2009, the treasury shares are held by the Company.

Preferred Stock – The Company is authorized to issue up to five million shares of preferred stock without further shareholder approval; the rights, preferences and privileges of which would be determined at the time of issuance.  No shares have ever been issued.

Stock Option Plans -- The Company has adopted a 1989 Equity Incentive Plan, a 1993 Non-Employee Directors' Stock Option Plan and a 1994 Equity Incentive Plan (collectively, the "Plans").  In March 1994, the 1989 Equity Incentive Plan was amended to reduce the number of shares reserved there under and the Board of Directors determined that no further grants would be made under this plan. As of December 31, 2009 and 2008, 331,680 shares were available for grant under the Plans. The Plans provide for incentive stock options to be granted at times and prices determined by the Company’s Board of Directors, to be granted at not less than 100% of the fair value of the Company’s common stock on the date of grant. Options are generally subject to a three or four-year vesting schedule. Options issued under the Plans expire at the earlier of the end of the exercise period of no more than ten years from the date of grant or 90 days following the grantee’s end of service to the Company.

At December 31, 2009, there is no unrecognized employee compensation relating to options that is expected to be recognized in future periods.

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

9. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through April 14, 2010, which is the date the financial statements were filed.

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

We conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation our chief executive officer and chief financial officer have concluded that, as of December 31, 2009, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting for the three-months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our evaluation, management concluded that, as of December 31, 2009, our internal control over financial reporting was not effective based on those criteria because of the existence of the following material weaknesses.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, AND EXECUTIVE OFFICERS OF THE REGISTRANTS

DIRECTORS

Name	Age	Director Since
Edmund H. Shea, Jr.	78	1993
William R. Hambrecht	74	2003
Robert H. Hambrecht	43	2003

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

Name	Age	Position
William R. Hambrecht	74	Chief Executive Officer
Robert H. Hambrecht	43	Secretary
Quock Q. Fong	75	Chief Financial Officer

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

COMPENSATION OF EXECUTIVE OFFICERS

SUMMARY OF COMPENSATION

The following table shows that, for the fiscal year ended December 31, 2009, no compensation was awarded or paid to, or earned by, the Company’s Chief Executive Officer or the Company’s Chief Financial Officer.

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS	OPTION AWARDS	NON-EQUITY INCENTIVE PLAN	OTHER COMPENSATION ($)	TOTAL
William R. Hambrecht	2009	--	--	-	--	-	--
Chief Executive Officer and Secretary
Quock Q. Fong	2009	--	--	-	--	-	--
Chief Financial Officer

STOCK OPTION GRANTS AND EXERCISES

The 1994 Equity Incentive Plan (the “Plan”) provides for the grant of (i) both incentive and non-statutory stock options and (ii) rights to purchase restricted stock, together “Stock Awards”, to the Company’s directors, officers and employees.  Directors who are not salaried employees of or consultants to the Company or to any affiliate of the Company are not eligible to participate in the Plan.  As of December 31, 2009, no options were outstanding under the Plan, no shares had been purchased pursuant to the Plan and 331,680 shares remained available for future issuance there under.

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

No options or rights to purchase restricted stock were granted to the Company’s executive officer during the fiscal year ended December 31, 2009.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of the Company’s Common Stock as of December 31, 2009 by:  (i) each director and nominee for director;  (ii) all officers and directors of the Company as a group; and (iii) all those known by the Company to be beneficial owners of more than five percent of its Common Stock.

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

(2)	Applicable percentages are based on 742,108 shares outstanding on December 31, 2009 adjusted as required by rules promulgated by the SEC.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Commencing February 11, 2003, the Company executed a series of convertible promissory notes with Salon Media Group that converted to 843 shares of Series C Preferred Stock on December 30, 2003.  In April 2003 Salon announced the appointment of Elizabeth Hambrecht as its Chief Financial Officer, Treasurer and Secretary.  In October 2003 she was appointed President of Salon Media Group and in February 2004 she was appointed Chief Executive Officer. In May 2009 she resigned as the Company’s Chief Executive Officer. Ms. Hambrecht is the daughter of William R. Hambrecht and the sister of Robert H. Hambrecht.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate audit fees billed by our independent registered accountant for the years ended December 31, 2008 and December 31, 2009 were $70,345 and $33,275 respectively. There were no tax fees or other fees paid to our independent registered accountant in the last two fiscal years.

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

IRONSTONE GROUP, INC.
a Delaware corporation

Date:           April 14, 2010                                                                           By:  /s/  William R. Hambrecht
       William R. Hambrecht
       Chief Executive Officer

Date:           April 14, 2010                                                                           By:  /s/  Quock Q. Fong
       Quock Q. Fong
       Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William R. Hambrecht	Director, Chief Executive Officer,	April 14, 2010
(Principal Executive Officer)

/s/ Quock Q. Fong	Chief Financial Officer,	April 14, 2010
Quock Q. Fong	(Principal Financial Officer)

/s/ Edmund H. Shea, Jr.	Director	April 14, 2010
Edmund H. Shea, Jr.

/s/ Robert H. Hambrecht	Director, and Secretary	April 14, 2010
Robert H. Hambrecht