Form 10-Q
period 2010-03-31
IRONSTONE GROUP INC
filed 2010-05-12
CIK 723269

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non- accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  [X]    No [  ]

As of May 11, 2010, 742,108 shares of Common Stock, $0.01 par value, were outstanding.

TOTAL NUMBER OF PAGES:   18   INDEX TO EXHIBITS AT PAGE: N/A

IRONSTONE GROUP, INC. AND SUBSIDIARIES

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
	March 31, 2010	December 31, 2009

ASSETS:
Current assets:
Cash	$12,428	$7,770
Marketable securities available for sale, at fair value	14,820	11,700
Salon Media Group, Inc. common stock, at fair value	6,398	7,997
Salon Media Group, Inc. Series C Preferred, at fair value	67,440	84,300

Total assets	$101,086	$111,767

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Line of credit borrowings	$350,000	$350,000
Note payable to related party	180,500	163,000
Accounts payable	52,554	49,940

Total liabilities	583,054	562,940

Shareholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized of which there are no issued and outstanding shares
Common stock, $0.01 par value, 25,000,000 shares authorized
of which 1,487,644 shares are issued and 742,108 shares are outstanding	14,878	14,878
Additional paid-in capital	21,170,385	21,170,385
Accumulated deficit	(21,132,048)	(21,116,592)
Accumulated other comprehensive income	(12,609)	2,730
	40,606	71,401
Less: Treasury Stock, 745,536 shares, at cost	(522,574)	(522,574)

Total shareholders' equity	(481,968)	(451,173)

Total liabilities and shareholders' equity	$101,086	$111,767

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009

Costs and expenses:
Professional fees	$5,300	$30,065
State filing fee	139	2,430
Miscellaneous expenses	115	70
Total costs and expenses	5,554	32,565

Loss from operations	(5,554)	(32,565)

Other income (expense):
Interest expense, net	(9,902)	(8,448)

Net (loss)	$(15,456)	$(41,013)

COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Net loss	$(15,456)	$(41,013)
Unrealized holding gain (loss) arising during the period	(15,339)	(136,885)
Comprehensive income (loss)	$(30,795)	(177,898)

Basic and diluted loss per share:
Net loss per share	$(0.02)	$(0.06)
Weighted average shares	742,108	742,108

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,456)	$(41,013)
Adjustments to reconcile net loss to net cash used in
operating activities:
Changes in operating assets and liabilities:
Accounts payable	2,614	10,318
Net cash used in operating activities	(12,842)	(30,695)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from line of credit		15,825
Note payable to related party	17,500	30,000
Net cash provided from financing activities	17,500	45,825

Net increase (decrease) in cash	4,658	15,130

Cash at beginning of period	7,770	5,008

Cash at end of period	$12,428	$20,138

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$9,902	$8,448

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
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

Marketable Securities

Marketable securities have been classified by management as available for sale in accordance with ASC 320, marketable securities are recorded at fair value and any unrealized gains or losses are excluded from earnings and reported as a separate component of shareholders’ equity until realized. The fair value of the Company’s marketable securities and investments at March 31, 2010 is based on quoted market prices. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. For marketable securities for which there is an other-than-temporary impairment, an impairment loss is recognized as a realized loss.

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although Ironstone believes that the following disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2009.

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
March 31, 2010
(UNAUDITED)

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

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements will have a material impact on the Company’s consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

(UNAUDITED)

2. FAIR VALUE of FINANCIAL INSTRUMENTS

Due to the short maturity of cash, accounts payable, the line of credit, and the note payable, the carrying amount reported in the consolidated balance sheets approximates fair market value.

Effective January 1, 2008, the Company adopted ASC 820, “Fair Value Measurements and Disclosures”. ASC 820 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States of America and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 describes a fair value hierarchy based on three levels of inputs of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1	Quoted prices in active markTets for identical assets or liabilities.

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

In addition to using the guidelines set forth in ASC 820 for valuing fixed income securities, each company is also required to disclose information that enables users of its financial statements to assess the inputs used to develop those valuations. Market values were determined for each security in the investment portfolio based on quoted market prices and quoted market prices for similar securities.

Description	Quoted Market Prices In Active Markets (Level 1)	Significant Other Observable Input (Level 2)	Total Carrying Value In The Consolidated Balance Sheet at March 31, 2010

Securities available for sale	$21,218	$67,440	$88,658

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(UNAUDITED)

3. INVESTMENT IN SALON MEDIA GROUP, INC.

The Company owns 843 shares of Series C Preferred Stock of Salon Media Group, Inc. (“Salon”).  These shares resulted from the December 31, 2003 conversion of Convertible Promissory Notes purchased by the Company and are convertible to common stock at any time. The Series C Preferred Stock is convertible into common stock of Salon at the conversion rate determined by dividing the Series C Preferred Stock per share price of $800 by the Series C Conversion Price of $0.80, or at the rate of one share of Series C Preferred Stock to 1,000 shares of common stock. If converted, the Company’s shares of Series C Preferred Stock represent 843,000 common shares of Salon, or 7.4% of Salon’s common stock outstanding as of March 31, 2010. The investment in Series C Preferred Stock of Salon is valued at the converted common stock value of $.08 and $.10 per share, or $67,440 and $84,300 at March 31, 2010 and December 31, 2009, respectively.

Additionally, in conjunction with making the investment in Salon, the Company received warrants to purchase common stock in Salon. In 2006, the Company exercised its warrants to purchase a total of 79,970 shares of common stock of Salon. The investment in common shares of Salon is valued at $.08 and $.10 per share, or $6,398 and $7,997 at March 31, 2010 and December 31, 2009, respectively.

4. RELATED PARTY TRANSACTIONS

A Director and a former President and Chief Executive Officer of Salon is the sister of a member of the Board of Directors and the daughter of the Chief Executive Officer.

Mr. William R Hambrecht, Chief Executive Officer is a minority shareholder in Salon Media Group.

On March 23 2009 the Company borrowed $100,000 from Mr. William R Hambrecht, Chief Executive Officer, at the same interest rate charged by First Republic Bank on its line of credit. Interest is payable to Mr. Hambrecht monthly. The unsecured note matured on March 22, 2010. This note was extended to mature on March 22, 2011

On May 6 2008 the Company borrowed $100,000 from Mr. William R Hambrecht, Chief Executive Officer, at the same interest rate charged by First Republic Bank on its line of credit. Interest is payable to Mr. Hambrecht monthly. The unsecured note matured on May 5, 2009. This note was extended to mature on May 5, 2011

5. LINE OF CREDIT ARRANGEMENT

The Company has a line of credit arrangement with First Republic Bank (the “lender”) with a borrowing limit of $350,000 with interest based upon the lender’s prime rate. Interest is payable monthly at 7.75% at March 31, 2009. The line is guaranteed by William R. Hambrecht, Chief Executive Officer, and Robert H. Hambrecht, Board Director and is collateralized by all of the Company’s assets. The line of credit is due on September 11, 2010. At March 31, 2010, the outstanding balance under the line was $350,000.

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

7. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 12, 2010, which is the date the financial statements were issued.

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

Results of Operations

Comparison of 2010 to 2009

Costs and expenses for the three-month period ended March 31, 2010 decreased $27,011 or 83% compared to the same period in 2009. This was primarily due to a decrease in state required filing fees of $2,400 and a decrease in audit fees of $ 24,000.

Liquidity and Capital Resources

Net cash used in operating activities for the three months ended March 31, 2010 was $12,842. Negative working capital at March 31, 2010 increased $30,795 from December 31, 2009. The increase was primarily due to the valuation of Salon Media Group, Inc. Series C Preferred, at fair value conversion price and operating expenses for the quarter. Cash increased by $4,658 from $7,770 at December 31, 2009 to $12,428 at March 31, 2010.

To meet its cash needs during the first quarter of 2010, William R. Hambrecht lent $17,500 to the Company.

The Company may obtain additional equity or working capital through additional bank borrowings and public or private sales of equity securities and exercises of outstanding stock options. There can be no assurance, however, that such additional financing will be available on terms favorable to the Company, or at all.

While the Company explores new business opportunities, the primary capital resource of the Company is 843 shares of Series C Preferred Stock of Salon Media Group, Inc. (“Salon”). These shares were converted on December 31, 2003 from Convertible Promissory Notes purchased by the Company and are convertible to common stock at any time.  The Series C Preferred Stock is convertible into common stock of Salon at the conversion rate determined by dividing the Series C Preferred Stock per share price of $800 by the Series C Conversion Price of $0.80, or at the rate of one share of Series C Preferred Stock to 1,000 shares of common stock. If converted, the Company’s shares of Series C Preferred Stock represent 843,000 shares or 7.4% of Salon’s common stock outstanding as of March 31, 2010. The investment in Salon is valued at the converted common stock value of $.08 per share, or $67,440 at March 31, 2010.

In conjunction with making the investment in Salon, the Company received warrants to purchase common stock in Salon. In 2006, the Company exercised its warrants to purchase a total of 79,970 shares of common stock of Salon. The investment in common shares of Salon is valued at $.08 per share, or $6,398 at March 31, 2010.

The investment of Salon and other marketable securities are classified as available for sale and, therefore, a related unrealized loss of $15,339 has been included in comprehensive income in the first quarter of 2010.

As of May 11, 2009, Salon’s common stock was trading at $.07 per share.  There can be no assurance that a market will continue to exist for either the Series C Preferred Stock or the common stock of Salon.

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

We conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation our chief executive officer and chief financial officer have concluded that, as of March 31, 2010, our disclosure controls and procedures are not effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting for the three-months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2010. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our evaluation, management concluded that, as of March 31, 2010, our internal control over financial reporting was not effective based on those criteria because of the existence of the following material weaknesses.

1)	The Company does not have an adequate number of independent board members nor therefore an independent audit committee.

2)	Our limited number of employees results in the Company’s inability to have a sufficient segregation of duties within its accounting and financial reporting activities.

These absences constitute material weaknesses in the Company’s corporate governance structure. These weaknesses were also reported in our December 31, 2009 Form 10-K filing.

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

IRONSTONE GROUP, INC. a Delaware corporation

Date: May 12, 2010	By:	/s/ William R. Hambrecht
William R. Hambrecht Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William R. Hambrecht	Director, Chief Executive Officer	May 12, 2010
William R. Hambrecht	(Principal Executive Officer)

/s/ Quock Q. Fong	Chief Financial Officer	May 12, 2010
Quock Q. Fong

/s/ Robert H. Hambrecht	Director, Secretary	May 12, 2010
Robert H. Hambrecht

/s/ Edmund H. Shea, Jr.	Director	May 12, 2010
Edmund H. Shea, Jr.