Form 10-Q
period 2010-06-30
IRONSTONE GROUP INC
filed 2010-08-20
CIK 723269

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of Aug 19, 2010, 742,108 shares of Common Stock, $0.01 par value, were outstanding.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
	June 30, 2010	December 31, 2009

ASSETS:
Current assets:
Cash	$8,931	$7,770
Marketable securities available for sale, at fair value	13,260	11,700
Salon Media Group, Inc. common stock, at fair value	15,994	7,997
Salon Media Group, Inc. Series C Preferred, at fair value	168,600	84,300

Total assets	$206,785	$111,767

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Line of credit borrowings	$350,000	$350,000
Note payable to related party	190,500	163,000
Accounts payable	56,062	49,940

Total liabilities	596,562	562,940

Shareholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized of which there are no issued and outstanding shares
Common stock, $0.01 par value, 25,000,000 shares authorized
of which 1,487,644 shares are issued and 742,108 shares are outstanding	14,878	14,878
Additional paid-in capital	21,170,385	21,170,385
Accumulated deficit	(21,149,053)	(21,116,592)
Accumulated other comprehensive income	96,587	2,730
	132,797	71,401
Less: Treasury Stock, 745,536 shares, at cost	(522,574)	(522,574)

Total shareholders' equity	(389,777)	(451,173)

Total liabilities and shareholders' equity	$206,785	$111,767

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Costs and expenses:
Professional fees	$6,620	$4,230	$11,920	$34,295
State filing fee	-	-	139	2,430
Miscellaneous expenses	40	67	155	137
Total costs and expenses	6,660	4,297	12,214	36,862

Loss from operations	(6,660)	(4,297)	(12,214)	(36,862)

Other income (expense):
Interest expense, net	(10,345)	(9,332)	(20,247)	(17,780)

Net (loss)	$(17,005)	$(13,629)	$(32,461)	$(54,642)

COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Net loss	$(17,005)	$(13,629)	$(32,461)	$(54,642)
Unrealized holding gain (loss) arising during the period	109,196	(33,799)	93,857	(170,684)
Comprehensive income (loss)	$92,191	$(47,428)	$61,396	$(225,326)

Basic and diluted loss per share:
Net loss per share	$(0.02)	$(0.02)	$(0.04)	$(0.07)
Weighted average shares	742,108	742,108	742,108	742,108

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,461)	$(54,642)
Adjustments to reconcile net loss to net cash used in
operating activities:
Changes in operating assets and liabilities:
Accounts payable	6,122	5,120
Net cash used in operating activities	(26,339)	(49,522)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from line of credit		15,825
Note payable to related party	27,500	30,000
Net cash provided from financing activities	27,500	45,825

Net increase (decrease) in cash	1,161	(3,697)

Cash at beginning of period	7,770	5,008

Cash at end of period	$8,931	$1,311

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$13,525	$17,780

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
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

Marketable Securities

Marketable securities have been classified by management as available for sale in accordance with ASC 320, marketable securities are recorded at fair value and any unrealized gains or losses are excluded from earnings and reported as a separate component of shareholders’ equity until realized. The fair value of the Company’s marketable securities and investments at June 30, 2010 is based on quoted market prices. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. For marketable securities for which there is an other-than-temporary impairment, an impairment loss is recognized as a realized loss.

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
June 30, 2010
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
June 30, 2010

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

	Quoted Market		Total Carrying
	Prices	Significant Other	Value In The
	In Active	Observable	Consolidated
	Markets	Input	Balance Sheet at
Description	(Level 1)	(Level 2)	June 30, 2010

Securities available for sale	$29,254	$168,600	$197,854

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(UNAUDITED)

3. INVESTMENT IN SALON MEDIA GROUP, INC.

The Company owns 843 shares of Series C Preferred Stock of Salon Media Group, Inc. (“Salon”).  These shares resulted from the December 31, 2003 conversion of Convertible Promissory Notes purchased by the Company and are convertible to common stock at any time. The Series C Preferred Stock is convertible into common stock of Salon at the conversion rate determined by dividing the Series C Preferred Stock per share price of $800 by the Series C Conversion Price of $0.80, or at the rate of one share of Series C Preferred Stock to 1,000 shares of common stock. If converted, the Company’s shares of Series C Preferred Stock represent 843,000 common shares of Salon, or 7.4% of Salon’s common stock outstanding as of June 30, 2010. The investment in Series C Preferred Stock of Salon is valued at the converted common stock value of $.20 and $.10 per share, or $168,600 and $84,300 at June 30, 2010 and December 31, 2009, respectively.

Additionally, in conjunction with making the investment in Salon, the Company received warrants to purchase common stock in Salon. In 2006, the Company exercised its warrants to purchase a total of 79,970 shares of common stock of Salon. The investment in common shares of Salon is valued at $.20 and $.10 per share, or $15,994 and $7,997 at June 30, 2010 and December 31, 2009, respectively.

4. RELATED PARTY TRANSACTIONS

A Director and a former President and Chief Executive Officer of Salon is the sister of a member of the Board of Directors and the daughter of the Chief Executive Officer.

Mr. William R Hambrecht, Chief Executive Officer is a minority shareholder in Salon Media Group.

On March 23 2009 the Company borrowed $100,000 from Mr. William R Hambrecht, Chief Executive Officer, at the same interest rate charged by First Republic Bank on its line of credit. Interest is payable to Mr. Hambrecht monthly. The unsecured note matured on March 22, 2010. This note was extended to mature on March 22, 2011

On May 6 2008 the Company has a credit arrangement with Mr. William R Hambrecht, Chief Executive Officer with a borrowing limit of $100,000, at the same interest rate charged by First Republic Bank on its line of credit. Interest is payable to Mr. Hambrecht monthly. At June 30, 2010, the outstanding balance was $90,500.

5. LINE OF CREDIT ARRANGEMENT

The Company has a line of credit arrangement with First Republic Bank (the “lender”) with a borrowing limit of $350,000 with interest based upon the lender’s prime rate. Interest is payable monthly at 7.75% at June 30, 2010. The line is guaranteed by William R. Hambrecht, Chief Executive Officer, and Robert H. Hambrecht, Board Director and is collateralized by all of the Company’s assets. The line of credit is due on September 11, 2010. At June 30, 2010, the outstanding balance under the line was $350,000.

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

7. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through Aug 19, 2010, which is the date the financial statements were filed.

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

Results of Operations

Comparison of 2010 to 2009

Costs and expenses for the three-month period ended June 30, 2010 increased $2,363 or 55% compared to the same period in 2009. This was primarily due to a increase in audit fees.

Costs and expenses for the six-month period ended June 30, 2010 decreased $24,648 or 67% compared to the same period in 2009. This was primarily due to a decrease in accounting and audit fees of $22,000 and a decrease in state required filing fees of $2,300.

Liquidity and Capital Resources

Net cash used in operating activities for the six months ended June 30, 2010 was $26,339. Working capital at June 30, 2010 increased $61,396 from December 31, 2009. The increase was primarily due to the valuation of Salon Media Group, Inc. Series C Preferred, at fair value conversion price and operating expenses for the quarter. Cash increased by $1,161 from $7,770 at December 31, 2009 to $8,931 at June 30, 2010.

To meet its cash needs during the second quarter of 2010, William R. Hambrecht lent $10,000 to the Company.

The Company may obtain additional equity or working capital through additional bank borrowings and public or private sales of equity securities and exercises of outstanding stock options. There can be no assurance, however, that such additional financing will be available on terms favorable to the Company, or at all.

While the Company explores new business opportunities, the primary capital resource of the Company is 843 shares of Series C Preferred Stock of Salon Media Group, Inc. (“Salon”). These shares were converted on December 31, 2003 from Convertible Promissory Notes purchased by the Company and are convertible to common stock at any time.  The Series C Preferred Stock is convertible into common stock of Salon at the conversion rate determined by dividing the Series C Preferred Stock per share price of $800 by the Series C Conversion Price of $0.80, or at the rate of one share of Series C Preferred Stock to 1,000 shares of common stock. If converted, the Company’s shares of Series C Preferred Stock represent 843,000 shares or 7.4% of Salon’s common stock outstanding as of June 30, 2010. The investment in Salon is valued at the converted common stock value of $.20 per share, or $168,600 at June30, 2010.

In conjunction with making the investment in Salon, the Company received warrants to purchase common stock in Salon. In 2006, the Company exercised its warrants to purchase a total of 79,970 shares of common stock of Salon. The investment in common shares of Salon is valued at $.20 per share, or $15,994 at June 30, 2010.

The investment of Salon and other marketable securities are classified as available for sale and, therefore, a related unrealized gain of $109,196 has been included in comprehensive income in the second quarter of 2010.

As of Aug 19, 2010, Salon’s common stock was trading at $.03 per share.  There can be no assurance that a market will continue to exist for either the Series C Preferred Stock or the common stock of Salon.

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

We conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation our chief executive officer and chief financial officer have concluded that, as of June 30, 2010, our disclosure controls and procedures are not effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting for the three-months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our evaluation, management concluded that, as of June 30, 2010, our internal control over financial reporting was not effective based on those criteria because of the existence of the following material weaknesses.

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

IRONSTONE GROUP, INC.
a Delaware corporation

Date: August 19, 2010	By:	/s/ William R. Hambrecht
William R. Hambrecht
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William R. Hambrecht	Director, Chief Executive Officer	August 19, 2010
William R. Hambrecht	(Principal Executive Officer)

/s/ Quock Q. Fong	Chief Financial Officer	August 19, 2010
Quock Q. Fong

/s/ Robert H. Hambrecht	Director, Secretary	August 19, 2010
Robert H. Hambrecht

/s/ Edmund H. Shea, Jr.	Director	August 19, 2010
Edmund H. Shea, Jr.