Form 10-K
period 2010-12-31
IRONSTONE GROUP INC
filed 2011-04-01
CIK 723269

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

The approximate aggregate market value of voting stock held by non-affiliates of the Registrant was $39,266 as of December 31, 2010 based on the closing bid price on December 31, 2010.  Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily conclusive.

Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    Yes [X]    No[  ]

As of December 31, 2010, 742,108 shares of Common Stock, $0.01 par value, were outstanding.

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

BUSINESS STRATEGY

Currently, the Company is reviewing options and new business opportunities.  At December 31, 2010, the Company had $10,920 in marketable securities, $1,566 in cash, an investment in Salon Media Group, Inc. valued at $92,297 and tax loss carry-forwards at its disposal.

There can be no assurance that the Company will acquire businesses, form additional alliances, or expand its existing services.  Failure to expand the scope of services provided by the Company may have an adverse effect on the Company’s results of operations.

EMPLOYEES

As of December 31, 2010, the Company had one part-time employee.  This employee received no compensation and is not subject to a collective bargaining agreement.

ITEM 1A.  RISK FACTORS

The company’s main asset is an investment in Salon Media Group, Inc. whose December 31, 2010 market value has remained the same as compared to December 31, 2009. There can be no assurance that a market will continue to exist for either the Series C Preferred Stock or the common stock of Salon.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company’s principal executive offices are located at Pier 1, Bay 3, San Francisco, California 94111 and its telephone number is (415) 551-3260.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of stockholders during 2010.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information regarding the recent trading activity of the Company‘s Common Stock is reported on the OTC Bulletin Board and the Company is not aware of any recent material trading activity in shares of its Common Stock. As of December 31, 2010, there were approximately 500 holders of record of the Company’s Common Stock.  The Company has not paid cash dividends on its Common Stock since its inception and does not intend to pay cash dividends on its Common Stock in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

Year Ended December 31	2010	2009

Net revenues

Net loss	$71,854	$175,607

Unrealized gain (loss) on holdings	$(780)	$(223,722)

Comprehensive gain (loss)	$(72,634)	$(310,687)

Cash and cash equivalents	$1,566	$7,770

Marketable securities	$10,920	$11,700

Non-marketable securities	$92,297	$92,297

Total assets	$104,783	$111,767

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

RESULTS OF OPERATIONS

Year ended December 31, 2010

Operating expenses for 2010 totaled $29,979, a decrease of $19,825 or 39.8% as compared to 2009. The decrease was primarily due to a decrease in professional fees of $18,000 and a decrease in state filing fees of $1,800. Interest expense for 2010 totaled $41,875, an increase of $4,714 or 12.7% as compared to 2009. The increase was due to an increase in borrowings.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $57,704 for the year ended December 31, 2010, and $76,063 for the year ended December 31, 2009.

The Company has a line of credit arrangement with First Republic Bank with a borrowing limit of $350,000 with interest based upon the lender’s prime rate. Interest is payable monthly at 7.75%. The line is guaranteed by William R. Hambrecht, Chief Executive Officer, Director and Robert H. Hambrecht, Secretary, Director. The line of credit is due on demand and is secured by all of the Company’s business assets. At December 31, 2010, the outstanding balance under the line was $350,000.

 The Company borrowed from Mr. William R Hambrecht $163,000 with interest at 7.75% per annum in the years 2008 and 2009. During the year 2010 the Company borrowed from Mr. William R Hambrecht $51,500 with interest at 7.75% per annum. At December 31, 2010 the total borrowed from Mr. William R Hambrecht was $214,500.

The Company may obtain additional equity or working capital through additional bank borrowings and public or private sales of equity securities and exercises of outstanding stock options. The Company may also borrow additional funds from Mr. William R. Hambrecht. There can be no assurance, however, that such additional financing will be available on terms favorable to the Company, or at all.

While the Company explores new business opportunities, the primary capital resource of the Company is 843 shares of Series C Preferred Stock of Salon Media Group, Inc. (“Salon”). These shares were converted on December 31, 2003 from Convertible Promissory Notes purchased by the Company and are convertible to common stock at any time.  The Series C Preferred Stock is convertible into common stock of Salon at the conversion rate determined by dividing the Series C Preferred Stock per share price of $800 by the Series C Conversion Price of $0.80, or at the rate of one share of Series C Preferred Stock to 1,000 shares of common stock. If converted, the Company’s shares of Series C Preferred Stock represent 843,000 shares or 6.7% of Salon’s common stock outstanding as of December 31, 2010. The investment in Salon is valued at the converted common stock value of $.10 per share, or $84,300, at December 31, 2010.

In conjunction with making the investment in Salon, the Company received warrants to purchase common stock in Salon.  In 2006, the Company exercised its warrants to purchase a total of 79,970 shares of common stock of Salon. The investment in common shares of Salon is valued at $.10 per share, or $7,997, at December 31, 2010. Additionally, the Company has an investment in another available for sale security with a fair value of $10,920 at December 31, 2010.

As of March 30, 2011, Salon’s common stock was trading at $.50 per share.  There can be no assurance that a market will continue to exist for either the Series C Preferred Stock or the common stock of Salon.

ITEM  7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM  8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page

Reports of Independent Registered Public Accounting Firms	7

Consolidated balance sheets at December 31, 2010 and 2009	8

Consolidated statements of operations and comprehensive (loss) for the years ended
December 31, 2010 and 2009	9

Consolidated statements of shareholders’ equity for the years ended
December 31, 2010 and 2009	10

Consolidated statements of cash flows for the years ended
December 31, 2010 and 2009	11

Notes to Consolidated Financial Statements	12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Ironstone Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Ironstone Group, Inc. and Subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2010. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ironstone Group, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company does not have the necessary working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in the notes to the consolidated financial statements.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Madsen & Associates CPA’s, Inc.
Salt Lake City, Utah
March 31, 2011

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 December 31, 2010

	2010	2009

ASSETS:
Current assets:
Cash	$1,566	$7,770
Marketable securities available for sale, at fair value	10,920	11,700
Salon Media Group, Inc. common stock, at fair value	7,997	7,997
Salon Media Group, Inc. Series C Preferred, at fair value	84,300	84,300

Total assets	$104,783	$111,767

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Line of credit borrowings	$350,000	$350,000
Note payable to related party	214,500	163,000
Accounts payable and accrued expenses	64,090	49,940

Total liabilities	628,590	562,940

Shareholders' equity:
Preferred stock,$0.01 par value, 5,000,000 shares authorized of which there are no issued and outstanding shares
Common stock,$0.01 par value, 25,000,000 shares authorized
of which 1,487,644 shares are issued and 742,108 shares are outstanding	14,878	14,878
Additional paid-in capital	21,170,385	21,170,385
Accumulated deficit	(21,188,446)	(21,116,592)
Accumulated other comprehensive income	1,950	2,730
	(1,233)	71,401
Less: Treasury Stock, 745,536 shares, at cost	(522,574)	(522,574)

Total shareholders' equity	(523,807)	(451,173)

Total liabilities and shareholders' equity	$104,783	$111,767

The accompanying notes are an integral part of these consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)
Years Ended December 31, 2010, and 2009

	2010	2009

Operating expenses:
Legal and other professional fees	$25,180	$43,250
State filing fee	3,969	5,785
Miscellaneous expenses	830	769
Total operating expenses	29,979	49,804

Loss from operations	(29,979)	(49,804)

Other income (expense):
Interest expense, net
of $1 in 2009	(41,875)	(37,161)
Loss on other than temporary impairment of available for sale securities		(88,642)

Net (loss)	$(71,854)	$(175,607)

COMPREHENSIVE (LOSS), NET OF TAX:
Net (loss)	$(71,854)	$(175,607)
Unrealized holding (loss) arising during the year	(780)	(223,722)
Reclassification adjustment for other than temporary impairment
on available for sale securities		88,642
Comprehensive (loss)	$(72,634)	$(310,687)

Basic and diluted loss per share:
Net loss per share	$(0.10)	$(0.24)
Weighted average shares	742,108	742,108

The accompanying notes are an integral part of these consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2010 and 2009

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Total

Balances,
January 1, 2009	1,487,644	$14,878	$21,170,385	$(20,940,985)	$137,810	745,536	$(522,574)	$(140,486)

Unrealized Loss					(223,722)			(223,722)
Reclassification adjustment
for other than temporary
impairment on available
for sale securities					88,642			88,642
Net (loss)				(175,607)				(175,607)

Balances,
December 31, 2009	1,487,644	14,878	21,170,385	(21,116,592)	2,730	745,536	(522,574)	(451,173)

Unrealized Loss					(780)			(780)
Net (loss)				(71,854)				(71,854)
Balances,
December 31, 2010	1,487,644	$14,878	$21,170,385	$(21,188,446)	$1,950	745,536	$(522,574)	$(523,807)

The accompanying notes are an integral part of these consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended Decenber 31, 2010 and 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(71,854)	$(175,607)
Adjustments to reconcile net loss to net cash (used in)
operating activities:
Loss on other than temporary impairment on available
for sale securities		88,642
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	14,150	10,902
Net cash (used in) operating activities	(57,704)	(76,063)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit		15,825
Note payable to related party	51,500	63,000
Net cash provided by financing activities	51,500	78,825

Net increase (decrease) in cash	(6,204)	2,762

Cash at beginning of year	7,770	5,008

Cash at end of year	$1,566	$7,770

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$27,200	$37,162

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

Marketable Securities

Marketable securities have been classified by management as available for sale in accordance with ASC 320, marketable securities are recorded at fair value and any unrealized gains and losses are excluded from earnings and reported as a separate component of shareholders’ equity until realized.  The fair value of the Company’s marketable securities and investments at December 31, 2010 is based on quoted market prices. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis.  For marketable securities for which there is an other-than-temporary impairment, an impairment loss is recognized as a realized loss.

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

Stock Based Compensation

The Company has not offered any equity-based compensation to any of its employees or officers for the years ended December 31, 2010 and 2009.  Additionally, there are no outstanding options.

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

Level 1:	Quoted prices in active markets for identical assets or liabilities.

Level 2:	Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

	Total Carrying Value In The
Description	Quoted Market Prices In Active Markets (Level 1)	Significant Other Observable Input (Level 2)	Consolidated Balance Sheet at December 31, 2009

Securities available for sale	$18,917	$84,300	$103,217

	Total Carrying Value In The
Description	Quoted Market Prices In Active Markets (Level 1)	Significant Other Observable Input (Level 2)	Consolidated Balance Sheet at December 31, 2009

Securities available for sale	$19,697	$84,300	$103,997

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. INVESTMENT IN SALON MEDIA GROUP, INC.

The Company owns 843 shares of Series C Preferred Stock of Salon Media Group, Inc. (“Salon”). These shares resulted from the December 31, 2003 conversion of Convertible Promissory Notes purchased by the Company and are convertible to common stock at any time. The Series C Preferred Stock is convertible into common stock of Salon at the conversion rate determined by dividing the Series C Preferred Stock per share price of $800 by the Series C Conversion Price of $0.80, or at the rate of one share of Series C Preferred Stock to 1,000 shares of common stock. If converted, the Company’s shares of Series C Preferred Stock represent 843,000 common shares of Salon or 6.7% of Salon’s common stock outstanding as of December 31, 2010. The investment in Series C Preferred Stock of Salon is valued at the converted common stock value of $.10 and $.10 per share, or $84,300 and $84,300 at December 31, 2010 and 2009, respectively

Additionally, in conjunction with making the investment in Salon, the Company received warrants to purchase common stock in Salon. In 2006, the Company exercised its warrants to purchase a total of 79,970 shares of common stock of Salon. The investment in common shares of Salon is valued at $.10 and $.10 per share, or $7,997 and $7,997 at December 31, 2010 and 2009, respectively.

4. RELATED PARTY TRANSACTIONS

A Director and a former President and Chief Executive Officer of Salon is the sister of a member of the Board of Directors and the daughter of the Chief Executive Officer.

Mr. William R Hambrecht, Chief Executive Officer is a minority shareholder in Salon Media Group.

To meet its cash needs during the year 2010, the Company borrowed $51,500 from Mr. William R Hambrecht, Chief Executive Officer, at the same interest rate charged by First Republic Bank on its line of credit. Interest is payable to Mr. Hambrecht monthly.

On December 31, 2010, the Company combined all the various notes payable and issued at various times to Mr. William R. Hambrecht to one note for $214,500 at 7.75% interest with a December 31, 2011 maturity.

5. LINE OF CREDIT ARRANGEMENT

The Company has a line of credit arrangement with First Republic Bank (the “lender”) with a borrowing limit of $350,000 with interest based upon the lender’s prime rate. Interest is payable monthly at 7.75% at December 31, 2010. The line is guaranteed by William R. Hambrecht, Chief Executive Officer, Director and Robert H. Hambrecht, Secretary, Director. The line of credit is due on demand and is secured by all of the Company’s business assets. At December 31, 2010, the outstanding balance under the line was $350,000.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. INCOME TAXES

ASC 740, “Income Taxes” requires the recognition of deferred tax assets and liabilities for the expected future consequences of events that have been recognized in the financial statements or tax returns.  Deferred income taxes reflect the net tax effects of (i) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (ii) operating loss and tax credit carryforwards.  The tax effects of significant items comprising the Company's deferred income taxes at December 31, 2010 and 2009 are as follows:

	2010	2009
Deferred tax assets:
Operating loss carryforward	$711,000	$709,000
Unrealized loss on marketable securities	295,000	295,000
Less valuation allowance	(1,006,000)	(1,004,000)
Deferred tax assets – net	-
Deferred tax liability – unrealized gain on marketable securities	-
Deferred income taxes – net	$-	$-

The reasons for the difference between the amount computed by applying the statutory federal income tax rate to losses before income tax benefit and the actual income tax benefit for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009
Expected income tax benefit	$24,400	$60,000
State income tax benefit, net of federal tax	3,600	9,000
Total before valuation allowance	(28,000)	(69,000)
Change in valuation allowance	28,000	69,000
Income tax benefit	$-	$-

The overall increase in valuation allowance for the year ended December 31, 2010 of $2,000 includes increase of $28,000 for 2010 operating losses, offset by a decrease of $26,000 due to the expiration of net operating loss carryforwards

Section 382 of the Internal Revenue Code of 1986, as amended, imposes an annual limitation on the availability of net operating loss carryforwards to offset taxable income when an ownership change occurs. Due to the redemption of shares of common stock in 2003, the Company underwent such an “ownership change.” Therefore, the Company’s use of losses incurred through the date of the “ownership change” will be limited to approximately $49,000 per year.

In the opinion of management, based on the uncertainty that the Company will be able to generate taxable income in the future, the realization of the loss carryforwards is not likely and, accordingly, a valuation allowance has been recorded to offset such amount in its entirety.

The Company is subject to taxation in the U.S. and the state of California. All tax years are subject to examination by the U.S. and California tax authorities due to the carryforward of unutilized net operating losses. The Company had no accrual for interest or penalties on the balance sheet at December 31, 2010 and 2009.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. SHAREHOLDERS’ EQUITY

Treasury Stock – On September 15, 2003, the Board of Directors authorized the Company to purchase 745,536 shares of Company common stock at $0.70 per share for an aggregate purchase price of $521,875. The repurchase represented 50.11% of the issued and outstanding shares of the Company. During the year ended December 31, 2008, the Company paid $699 for fractional Treasury shares. As of December 31, 2010, the treasury shares are held by the Company.

Preferred Stock – The Company is authorized to issue up to five million shares of preferred stock without further shareholder approval; the rights, preferences and privileges of which would be determined at the time of issuance.  No shares have ever been issued.

Stock Option Plans -- The Company has adopted a 1989 Equity Incentive Plan, a 1993 Non-Employee Directors' Stock Option Plan and a 1994 Equity Incentive Plan (collectively, the "Plans").  In March 1994, the 1989 Equity Incentive Plan was amended to reduce the number of shares reserved there under and the Board of Directors determined that no further grants would be made under this plan. As of December 31, 2010 and 2009, 331,680 shares were available for grant under the Plans. The Plans provide for incentive stock options to be granted at times and prices determined by the Company’s Board of Directors, to be granted at not less than 100% of the fair value of the Company’s common stock on the date of grant. Options are generally subject to a three or four-year vesting schedule. Options issued under the Plans expire at the earlier of the end of the exercise period of no more than ten years from the date of grant or 90 days following the grantee’s end of service to the Company.

At December 31, 2010, there is no unrecognized employee compensation relating to options that is expected to be recognized in future periods.

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

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the financial statements and to other members of senior management and the Board of Directors.

We conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation our chief executive officer and chief financial officer have concluded that, as of December 31, 2010, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting for the three-months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our evaluation, management concluded that, as of December 31, 2010, our internal control over financial reporting was not effective based on those criteria because of the existence of the following material weaknesses.

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

ITEM 9B.    OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, AND EXECUTIVE OFFICERS OF THE REGISTRANTS

DIRECTORS

Name	Age	Director Since

William R. Hambrecht	75	2003
Robert H. Hambrecht	44	2003

William R. Hambrecht is the Chairman and Co-Chief Executive Officer of WR Hambrecht + Co which he founded in January 1998.  He was co-founder of Hambrecht & Quist in 1968 where he held various executive management positions until he resigned in December 1997.  He holds a B.S. degree from Princeton University.

Robert H. Hambrecht was a founding partner of W.R. Hambrecht + Co., an investment banking firm, founded in January 1998.  From 1996 through January 1998, Mr. Hambrecht was Vice President of H&Q Venture Partners, a venture capital firm.  From 1994 to 1996, Mr. Hambrecht was employed by Unterberg Harris, an investment banking firm.  Mr. Hambrecht earned a master’s degree in public administration from Columbia University in 1993.

EXECUTIVE OFFICERS

The following table sets forth the names, ages and positions of the Company’s executive officers as of December 31, 2010.  A summary of the background and experience of each of these individuals is set forth after the table.

Name	Age	Position

William R. Hambrecht	75	Chief Executive Officer

Robert H. Hambrecht	44	Secretary

Quock Q. Fong	76	Chief Financial Officer

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

COMPENSATION OF EXECUTIVE OFFICERS

SUMMARY OF COMPENSATION

The following table shows that, for the fiscal year ended December 31, 2010, no compensation was awarded or paid to, or earned by, the Company’s Chief Executive Officer or the Company’s Chief Financial Officer.

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS	OPTION AWARDS	NON-EQUITY INCENTIVE PLAN	OTHER COMPENSATION ($)	TOTAL

William R. Hambrecht	2010	--	--	-	--	-	--
Chief Executive Officer and Secretary

Quock Q. Fong	2010	--	--	-	--	-	--
Chief Financial Officer

STOCK OPTION GRANTS AND EXERCISES

The 1994 Equity Incentive Plan (the “Plan”) provides for the grant of (i) both incentive and non-statutory stock options and (ii) rights to purchase restricted stock, together “Stock Awards”, to the Company’s directors, officers and employees.  Directors who are not salaried employees of or consultants to the Company or to any affiliate of the Company are not eligible to participate in the Plan.  As of December 31, 2010, no options were outstanding under the Plan, no shares had been purchased pursuant to the Plan and 331,680 shares remained available for future issuance there under.

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

No options or rights to purchase restricted stock were granted to the Company’s executive officer during the fiscal year ended December 31, 2010.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of the Company’s Common Stock as of December 31, 2010 by:  (i) each director and nominee for director;  (ii) all officers and directors of the Company as a group; and (iii) all those known by the Company to be beneficial owners of more than five percent of its Common Stock.

BENEFICIAL OWNERSHIP (1)

BENEFICIAL OWNER	NUMBER OF SHARES OF COMMON STOCK	PERCENT TOTAL (2)

William R. Hambrecht	432,604	58.3
Pier 1, Bay 3
San Francisco, CA 94111

Edmund H. Shea, Jr. (deceased) and related entities	113,173	15.2
655 Brea Canyon Road
Walnut, CA 91789

All executive officers and directors as a group (2 persons)	545,777	73.5
.......................................

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

(2)	Applicable percentages are based on 742,108 shares outstanding on December 31, 2010 adjusted as required by rules promulgated by the SEC.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Commencing February 11, 2003, the Company executed a series of convertible promissory notes with Salon Media Group that converted to 843 shares of Series C Preferred Stock on December 30, 2003.  In April 2003 Salon announced the appointment of Elizabeth Hambrecht as its Chief Financial Officer, Treasurer and Secretary.  In October 2003 she was appointed President of Salon Media Group and in February 2004 she was appointed Chief Executive Officer. In May 2009 she resigned as the Company's Chief Executive Officer. Ms. Hambrecht is the daughter of William R. Hambrecht and the sister of Robert H. Hambrecht.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate audit fees billed by our independent registered accountant for the years ended December 31, 2009 and December 31, 2010 were $33,275 and $15,500 respectively. There were no tax fees or other fees paid to our independent registered accountant in the last two fiscal years.

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

IRONSTONE GROUP, INC. a Delaware corporation

Date: March 30, 2011	By:	/s/ William R. Hambrecht
William R. Hambrecht
Chief Executive Officer

Date: March 30, 2011	By:	/s/ Quock Q. Fong
Quock Q. Fong Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William R. Hambrecht	Director, Chief Executive Officer,	March 30, 2011
William R. Hambrecht	(Principal Executive Officer)

/s/ Quock Q. Fong	Chief Financial Officer,	March 30, 2011
Quock Q. Fong	(Principal Financial Officer)

/s/ Robert H. Hambrecht	Director, and Secretary	March 30, 2011
Robert H. Hambrecht