Form 10-Q
period 2011-03-31
IRONSTONE GROUP INC
filed 2011-05-11
CIK 723269

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 5, 2011, 742,108 shares of Common Stock, $0.01 par value, were outstanding.

TOTAL NUMBER OF PAGES:   18   INDEX TO EXHIBITS AT PAGE: N/A

IRONSTONE GROUP, INC. AND SUBSIDIARIES
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed consolidated balance sheets at March 31, 2011 and December 31, 2010	3

Condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2011 and 2010	4

Condensed consolidated statements of cash flows for the three months ended March 31, 2011 and 2010	5

Notes to condensed consolidated financial statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	11

Item 4T. Controls and Procedures	12

PART II—OTHER INFORMATION

Item 6. Exhibits	13

Signatures	14

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	(unaudited)
	March 31, 2011	December 31, 2010

ASSETS:
Current assets:
Cash	$12,837	$1,566
Marketable securities available for sale, at fair value	10,140	10,920
Salon Media Group, Inc. common stock	7,997	7,997
Salon Media Group, Inc. Series C Preferred	84,300	84,300

Total assets	$115,274	$104,783

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Line of credit borrowings	$350,000	$350,000
Note payable to related party	234,500	214,500
Accounts payable and accrued expenses	68,545	64,090

Total liabilities	653,045	628,590

Shareholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized of which there are no issued and outstanding shares
Common stock, $0.01 par value, 25,000,000 shares authorized
of which 1,487,644 shares are issued and 742,108 shares are outstanding	14,878	14,878
Additional paid-in capital	21,170,385	21,170,385
Accumulated deficit	(21,201,630)	(21,188,446)
Accumulated other comprehensive income	1,170	1,950
	(15,197)	(1,233)
Less: Treasury Stock, 745,536 shares, at cost	(522,574)	(522,574)

Total shareholders' equity	(537,771)	(523,807)

Total liabilities and shareholders' equity	$115,274	$104,783

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended
	March 31,
	2011	2010

Operating expenses:
Professional fees	$2,040	$5,300
State filing fee	-	139
Miscellaneous expenses	-	115
Total operating expenses	2,040	5,554

Loss from operations	(2,040)	(5,554)

Other income (expense):
Interest expense, net	(11,144)	(9,902)

Net (loss)	$(13,184)	$(15,456)

COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Net loss	$(13,184)	$(15,456)
Unrealized holding gain (loss) arising during the period	(780)	(15,339)
Comprehensive income (loss)	$(13,964)	$(30,795)

Basic and diluted loss per share:
Net loss per share	$(0.02)	$(0.02)
Weighted average shares	742,108	742,108

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,184)	$(15,456)
Adjustments to reconcile net loss to net cash used in
operating activities:
Changes in operating assets and liabilities:
Accounts payable	4,455	2,614
Net cash used in operating activities	(8,729)	(12,842)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from line of credit
Note payable to related party	20,000	17,500
Net cash provided from financing activities	20,000	17,500

Net increase (decrease) in cash	11,271	4,658

Cash at beginning of period	1,566	7,770

Cash at end of period	$12,837	$12,428

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$6,688	$9,902

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
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

Marketable Securities

Marketable securities have been classified by management as available for sale in accordance with ASC 320, marketable securities are recorded at fair value and any unrealized gains or losses are excluded from earnings and reported as a separate component of shareholders’ equity until realized. The fair value of the Company’s marketable securities and investments at March 31, 2011 is based on quoted market prices. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. For marketable securities for which there is an other-than-temporary impairment, an impairment loss is recognized as a realized loss, and related adjustments are not made for recovery in value.

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although Ironstone believes that the following disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2010.

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
March 31, 2011
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
March 31, 2011
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

Total Carrying Value In The
	Quoted Market Prices	Significant Other	Consolidated
	In Active Markets	Observable Input	Balance Sheet at
Description	(Level 1)	(Level 2)	March 31, 2011

Securities available for sale	$10,140	$92,297	$102,437

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

3. INVESTMENT IN SALON MEDIA GROUP, INC.

The Company owns 843 shares of Series C Preferred Stock of Salon Media Group, Inc. (“Salon”).  These shares resulted from the December 31, 2003 conversion of Convertible Promissory Notes purchased by the Company and are convertible to common stock at any time. The Series C Preferred Stock is convertible into common stock of Salon at the conversion rate determined by dividing the Series C Preferred Stock per share price of $800 by the Series C Conversion Price of $0.80, or at the rate of one share of Series C Preferred Stock to 1,000 shares of common stock. If converted, the Company’s shares of Series C Preferred Stock represent 843,000 common shares of Salon, or 7.4% of Salon’s common stock outstanding as of March 31, 2011. The investment in Series C Preferred Stock of Salon is valued at the converted common stock value of $.10 and $.10 per share, or $84,300 and $84,300 at March 31, 2011 and December 31, 2010, respectively.

Additionally, in conjunction with making the investment in Salon, the Company received warrants to purchase common stock in Salon. In 2006, the Company exercised its warrants to purchase a total of 79,970 shares of common stock of Salon. The investment in common shares of Salon is valued at $.10 and $.10 per share, or $7,997 and $7,997 at March 31, 2011 and December 31, 2010, respectively.

The quoted market price for the Salon Media Group at March 31, 2011 was $.50; however, as we recorded an other-than-temporary loss on these securities in 2009, we did not adjust the carrying value for this subsequent recovery in value.

4. RELATED PARTY TRANSACTIONS

A Director and a former President and Chief Executive Officer of Salon is the sister of a member of the Board of Directors and the daughter of the Chief Executive Officer.

Mr. William R Hambrecht, Chief Executive Officer is a minority shareholder in Salon Media Group.

On December 31, 2010 the Company combined all the various notes payable and issued at various times to Mr. William R. Hambrecht to one note for $214,500 at 7,75% interest with a December 31, 2011 maturity

On January 7, 2011 the Company borrowed $20,000 from Mr. William R. Hambrecht At 7.75% interest with a maturity date of December 31, 2011.

5. LINE OF CREDIT ARRANGEMENT

The Company has a line of credit arrangement with First Republic Bank (the “lender”) with a borrowing limit of $350,000 with interest based upon the lender’s prime rate. Interest is payable monthly at 7.75% at March 31, 2011. The line is guaranteed by William R. Hambrecht, Chief Executive Officer, Director and Robert H. Hambrecht, Secretary, Director. The line of credit is due on demand and is secured by all of the Company’s business assets. At March 31, 2011, the outstanding balance under the line was $350,000.

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

Results of Operations

Comparison of 2011 to 2010

Operating expenses for the three-month period ended March 31, 2011 decreased $3,514 or 63% as compared to the same period in 2010. This was primarily due to a decrease in professional fees.

Liquidity and Capital Resources

Net cash used in operating activities for the three months ended March 31, 2011 was $8,729. Negative working capital at March 31, 2011 increased $13,964 from December 31, 2010. The increase was primarily due to the operating expenses for the quarter. Cash increased by $11,271 from $1,566 at December 31, 2010 to $12,837 at March 31, 2011.

To meet its cash needs during the first quarter of 2011, William R. Hambrecht lent $20,000 to the Company.

The Company may obtain additional equity or working capital through additional bank borrowings and public or private sales of equity securities and exercises of outstanding stock options. There can be no assurance, however, that such additional financing will be available on terms favorable to the Company, or at all.

While the Company explores new business opportunities, the primary capital resource of the Company is 843 shares of Series C Preferred Stock of Salon Media Group, Inc. (“Salon”). These shares were converted on December 31, 2003 from Convertible Promissory Notes purchased by the Company and are convertible to common stock at any time.  The Series C Preferred Stock is convertible into common stock of Salon at the conversion rate determined by dividing the Series C Preferred Stock per share price of $800 by the Series C Conversion Price of $0.80, or at the rate of one share of Series C Preferred Stock to 1,000 shares of common stock. If converted, the Company’s shares of Series C Preferred Stock represent 843,000 shares or 7.4% of Salon’s common stock outstanding as of March 31, 2011. The investment in Salon is valued at the converted common stock value of $.10 per share, or $84,300 at March 31, 2011.

In conjunction with making the investment in Salon, the Company received warrants to purchase common stock in Salon. In 2006, the Company exercised its warrants to purchase a total of 79,970 shares of common stock of Salon. The investment in common shares of Salon is valued at $.10 per share, or $7,997 at March 31, 2011.

The quoted market price for the Salon Media Group at March 31, 2011 was $.50; however, as we recorded an other-than-temporary loss on these securities in 2009, we did not adjust the carrying value for this subsequent recovery in value.

The investment of other marketable securities is classified as available for sale therefore a related unrealized loss of $780 has been included in comprehensive loss in the first quarter of 2011.

As of May 5, 2011, Salon’s common stock was quoted at $.12 per share.  There can be no assurance that a market will continue to exist for either the Series C Preferred Stock or the common stock of Salon.

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

We conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation our chief executive officer and chief financial officer have concluded that, as of March 31, 2011, our disclosure controls and procedures are not effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting for the three-months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2011. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our evaluation, management concluded that, as of March 31, 2011, our internal control over financial reporting was not effective based on those criteria because of the existence of the following material weaknesses.

1)	The Company does not have an adequate number of independent board members nor therefore an independent audit committee.

2)	Our limited number of employees results in the Company’s inability to have a sufficient segregation of duties within its accounting and financial reporting activities.

These absences constitute material weaknesses in the Company’s corporate governance structure. These weaknesses were also reported in our December 31, 2010 Form 10-K filing.

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

IRONSTONE GROUP, INC. a Delaware corporation

Date: May 5, 2011	By:	/s/ William R. Hambrecht
William R. Hambrecht Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William R. Hambrecht	Director, Chief Executive Officer	May 5, 2011
William R. Hambrecht	(Principal Executive Officer)

/s/ Quock Q. Fong	Chief Financial Officer	May 5, 2011
Quock Q. Fong

/s/ Robert H. Hambrecht	Director, Secretary	May 5, 2011
Robert H. Hambrecht