Form 10-Q
period 2011-06-30
IRONSTONE GROUP INC
filed 2011-07-29
CIK 723269

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non- accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  [X]    No [  ]

As of July 28, 2011, 742,108 shares of Common Stock, $0.01 par value, were outstanding.

TOTAL NUMBER OF PAGES:   18   INDEX TO EXHIBITS AT PAGE: N/A

IRONSTONE GROUP, INC. AND SUBSIDIARIES
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Condensed consolidated balance sheets at June 30, 2011 and December 31, 2010	3

	Condensed consolidated statements of operations and comprehensive income (loss) for the three months ended June 30, 2011 and 2010 and for six months ended June 30, 2011 and 2010	4

	Condensed consolidated statements of cash flows for the six months ended June 30, 2011 and 2010	5

	Notes to condensed consolidated financial statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4T.	Controls and Procedures	12

PART II—OTHER INFORMATION

Item 6.	Exhibits	13

Signatures	14
Exhibit 31.1	15
Exhibit 31.2	16
Exhibit 32.1	17
Exhibit 32.2	18

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
	June 30, 2011	December 31, 2010

ASSETS:
Current assets:
Cash	$3,907	$1,566
Marketable securities available for sale, at fair value	7,800	10,920
Salon Media Group, Inc. common stock	7,997	7,997
Salon Media Group, Inc. Series C Preferred	84,300	84,300

Total assets	$104,004	$104,783

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Line of credit borrowings	$350,000	$350,000
Note payable to related party	249,500	214,500
Accounts payable and accrued expenses	73,046	64,090

Total liabilities	672,546	628,590

Shareholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized of which there are no issued and outstanding shares
Common stock, $0.01 par value, 25,000,000 shares authorized of which 1,487,644 shares are issued and 742,108 shares are outstanding	14,878	14,878
Additional paid-in capital	21,170,385	21,170,385
Accumulated deficit	(21,230,061)	(21,188,446)
Accumulated other comprehensive income	(1,170)	1,950
	(45,968)	(1,233)
Less: Treasury Stock, 745,536 shares, at cost	(522,574)	(522,574)

Total shareholders' equity	(568,542)	(523,807)

Total liabilities and shareholders' equity	$104,004	$104,783

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Operating expenses:
Professional fees	$15,310	$6,620	$17,350	$11,920
State filing fee	1,724	-	1,724	139
Miscellaneous expenses	60	40	60	155
Total operating expenses	17,094	6,660	19,134	12,214

Loss from operations	(17,094)	(6,660)	(19,134)	(12,214)

Other income (expense):
Interest expense, net	(11,337)	(10,345)	(22,481)	(20,247)

Net (loss)	$(28,431)	$(17,005)	$(41,615)	$(32,461)

COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Net loss	$(28,431)	$(17,005)	$(41,615)	$(32,461)
Unrealized holding gain (loss) arising during the period	(2,340)	109,196	(3,120)	93,857
Comprehensive income (loss)	$(30,771)	$92,191	$(44,735)	$61,396

Basic and diluted loss per share:
Net loss per share	$(0.04)	$(0.02)	$(0.06)	$(0.04)
Weighted average shares	742,108	742,108	742,108	742,108

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(41,615)	$(32,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	8,956	6,122
Net cash used in operating activities	(32,659)	(26,339)

CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable to related party	35,000	27,500
Net cash provided from financing activities	35,000	27,500

Net increase (decrease) in cash	2,341	1,161

Cash at beginning of period	1,566	7,770

Cash at end of period	$3,907	$8,931

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$13,525	$13,525

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
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

Marketable Securities

Marketable securities have been classified by management as available for sale in accordance with ASC 320, marketable securities are recorded at fair value and any unrealized gains or losses are excluded from earnings and reported as a separate component of shareholders’ equity until realized. The fair value of the Company’s marketable securities and investments at June 30, 2011 is based on quoted market prices. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. For marketable securities for which there is an other-than-temporary impairment, an impairment loss is recognized as a realized loss, and related adjustments are not made for recovery in value.

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
June 30, 2011
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
June 30, 2011

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

Description	Quoted Market Prices In Active Markets (Level 1)	Significant Other Observable Input (Level 2)	Total Carrying Value In The Consolidated Balance Sheet at June 30, 2011

Securities available for sale	$7,800	$92,297	$100,097

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(UNAUDITED)

3. INVESTMENT IN SALON MEDIA GROUP, INC.

The Company owns 843 shares of Series C Preferred Stock of Salon Media Group, Inc. (“Salon”).  These shares resulted from the December 31, 2003 conversion of Convertible Promissory Notes purchased by the Company and are convertible to common stock at any time. The Series C Preferred Stock is convertible into common stock of Salon at the conversion rate determined by dividing the Series C Preferred Stock per share price of $800 by the Series C Conversion Price of $0.80, or at the rate of one share of Series C Preferred Stock to 1,000 shares of common stock. If converted, the Company’s shares of Series C Preferred Stock represent 843,000 common shares of Salon, or 7.4% of Salon’s common stock outstanding as of June 30, 2011. The investment in Series C Preferred Stock of Salon is valued at the converted common stock value of $.10 and $.10 per share, or $84,300 and $84,300 at June 30, 2011 and December 31, 2010, respectively.

Additionally, in conjunction with making the investment in Salon, the Company received warrants to purchase common stock in Salon. In 2006, the Company exercised its warrants to purchase a total of 79,970 shares of common stock of Salon. The investment in common shares of Salon is valued at $.10 and $.10 per share, or $7,997 and $7,997 at June 30, 2011 and December 31, 2010, respectively.

The quoted market price for Salon Media Group at June 30, 2011 was $.13; however, as we recorded an other-than temporary loss on these securities in 2009, we did not adjust the carrying value for this subsequent recovery in value.

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

On January 7, 2011 the Company borrowed $20,000 from Mr. William R. Hambrecht At 7.75% interest with a maturity date of December 31, 2011.

On May 24, 2011 the Company borrowed $15,000 from Mr. William R. Hambrecht At 7.75% interest with a maturity date of December 31, 2011.

5. LINE OF CREDIT ARRANGEMENT

The Company has a line of credit arrangement with First Republic Bank (the “lender”) with a borrowing limit of $350,000 with interest based upon the lender’s prime rate. Interest is payable monthly at 7.75% at March 31, 2011. The line is guaranteed by William R. Hambrecht, Chief Executive Officer, Director and Robert H. Hambrecht, Secretary, Director. The line of credit is due on demand and is secured by all of the Company’s business assets. At June 30, 2011, the outstanding balance under the line was $350,000.

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

Results of Operations

Comparison of 2011 to 2010

Operating expenses for the three-month period ended June 30, 2011 increased $10,434 or 157% as compared to the same period in 2010. This was primarily due to an increase in professional fees.

Operating expenses for the six-month period ended June 30, 2011 increased $6,920 or 57% as compared to the same period in 2010. This was primarily due to an increase in professional fees.

Liquidity and Capital Resources

Net cash used in operating activities for the six months ended June 30, 2011 was $32,659. Negative working capital at June 30, 2011 increased $44,736 from December 31, 2010. The increase was primarily due to operating expenses. Cash increased by $2,341 from $1,566 at December 31, 2010 to $3,907 at June 30, 2011.

To meet its cash needs during the second quarter of 2011, William R. Hambrecht lent $15,000 to the Company.

The Company may obtain additional equity or working capital through additional bank borrowings and public or private sales of equity securities and exercises of outstanding stock options. There can be no assurance, however, that such additional financing will be available on terms favorable to the Company, or at all.

While the Company explores new business opportunities, the primary capital resource of the Company is 843 shares of Series C Preferred Stock of Salon Media Group, Inc. (“Salon”). These shares were converted on December 31, 2003 from Convertible Promissory Notes purchased by the Company and are convertible to common stock at any time.  The Series C Preferred Stock is convertible into common stock of Salon at the conversion rate determined by dividing the Series C Preferred Stock per share price of $800 by the Series C Conversion Price of $0.80, or at the rate of one share of Series C Preferred Stock to 1,000 shares of common stock. If converted, the Company’s shares of Series C Preferred Stock represent 843,000 shares or 7.4% of Salon’s common stock outstanding as of June 30, 2011. The investment in Salon is valued at the converted common stock value of $.10 per share, or $84,300 at June 30, 2011.

In conjunction with making the investment in Salon, the Company received warrants to purchase common stock in Salon. In 2006, the Company exercised its warrants to purchase a total of 79,970 shares of common stock of Salon. The investment in common shares of Salon is valued at $.10 per share, or $7,997 at June 30, 2011.

The quoted market price for Salon Media Group at June 30, 2011 was $.13; however, as we recorded an other-than-temporary loss on these securities in 2009, we did not adjust the carrying value for this subsequent recovery in value.

The investment of other marketable securities is classified as available for sale therefore a related unrealized loss of $2,340 has been included in comprehensive loss in the second quarter of 2011.

As of July 18, 2011, Salon’s common stock was quoted at $.45 per share.  There can be no assurance that a market will continue to exist for either the Series C Preferred Stock or the common stock of Salon.

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

We conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation our chief executive officer and chief financial officer have concluded that, as of June 30, 2011, our disclosure controls and procedures are not effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting for the three-months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our evaluation, management concluded that, as of June 30, 2011, our internal control over financial reporting was not effective based on those criteria because of the existence of the following material weaknesses.

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

IRONSTONE GROUP, INC. a Delaware corporation

Date: July 28, 2011	By:	/s/ William R. Hambrecht
William R. Hambrecht
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William R. Hambrecht	Director, Chief Executive Officer	July 28, 2011
William R. Hambrecht	(Principal Executive Officer)

/s/ Quock Q. Fong	Chief Financial Officer	July 28, 2011
Quock Q. Fong

/s/ Robert H. Hambrecht	Director, Secretary	July 28, 2011
Robert H. Hambrecht