Form 10-Q
period 2011-09-30
IRONSTONE GROUP INC
filed 2011-11-14
CIK 723269

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 11, 2011, 742,108 shares of Common Stock, $0.01 par value, were outstanding.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
	September 30, 2011	December 31, 2010

ASSETS:
Current assets:
Cash	$5,531	$1,566
Marketable securities available for sale, at fair value	7,800	10,920
Salon Media Group, Inc. common stock	7,997	7,997
Salon Media Group, Inc. Series C Preferred	84,300	84,300

Total assets	$105,628	$104,783

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Line of credit borrowings	$350,000	$350,000
Note payable to related party	264,500	214,500
Accounts payable and accrued expenses	78,103	64,090

Total liabilities	692,603	628,590

Shareholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized of which there are no issued and outstanding shares
Common stock, $0.01 par value, 25,000,000 shares authorized of which 1,487,644 shares are issued and 742,108 shares are outstanding	14,878	14,878
Additional paid-in capital	21,170,385	21,170,385
Accumulated deficit	(21,248,494)	(21,188,446)
Accumulated other comprehensive income	(1,170)	1,950
	(64,401)	(1,233)
Less: Treasury Stock, 745,536 shares, at cost	(522,574)	(522,574)

Total shareholders' equity	(586,975)	(523,807)

Total liabilities and shareholders' equity	$105,628	$104,783

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Operating expenses:
Professional fees	$5,665	$8,090	$23,015	$20,010
State filing fee	313	3,499	2,037	3,638
Miscellaneous expenses	560	615	620	770
Total operating expenses	6,538	12,204	25,672	24,418

Loss from operations	(6,538)	(12,204)	(25,672)	(24,418)

Other income (expense):
Interest expense, net	(11,894)	(10,671)	(34,376)	(30,918)

Net (loss)	$(18,432)	$(22,875)	$(60,048)	$(55,336)

COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Net loss	$(18,432)	$(22,875)	$(60,048)	$(55,336)
Unrealized holding gain (loss) arising during the period	-	(55,378)	(3,120)	38,479
Comprehensive income (loss)	$(18,432)	$(78,253)	$(63,168)	$(16,857)

Basic and diluted loss per share:
Net loss per share	$(0.02)	$(0.03)	$(0.08)	$(0.07)
Weighted average shares	742,108	742,108	742,108	742,108

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(60,048)	$(55,336)
Adjustments to reconcile net loss to net cash used in
operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	14,013	9,956
Net cash used in operating activities	(46,035)	(45,380)

CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable to related party	50,000	42,500
Net cash provided from financing activities	50,000	42,500

Net increase (decrease) in cash	3,965	(2,880)

Cash at beginning of period	1,566	7,770

Cash at end of period	$5,531	$4,890

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$20,362	$30,918

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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

Marketable Securities

Marketable securities have been classified by management as available for sale in accordance with ASC 320, marketable securities are recorded at fair value and any unrealized gains or losses are excluded from earnings and reported as a separate component of shareholders’ equity until realized. The fair value of the Company’s marketable securities and investments at September 30, 2011 is based on quoted market prices. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. For marketable securities for which there is an other-than-temporary impairment, an impairment loss is recognized as a realized loss, and related adjustments are not made for recovery in value.

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
September 30, 2011
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
September 30, 2011

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

Total Carrying Value In The
	Quoted Market Prices	Significant Other	Consolidated
	In Active Markets	Observable Input	Balance Sheet at
Description	(Level 1)	(Level 2)	September 30, 2011

Securites available for sale	$7,800	$92,297	$100,097

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(UNAUDITED)

3. INVESTMENT IN SALON MEDIA GROUP, INC.

The Company owns 843 shares of Series C Preferred Stock of Salon Media Group, Inc. (“Salon”).  These shares resulted from the December 31, 2003 conversion of Convertible Promissory Notes purchased by the Company and are convertible to common stock at any time. The Series C Preferred Stock is convertible into common stock of Salon at the conversion rate determined by dividing the Series C Preferred Stock per share price of $800 by the Series C Conversion Price of $0.80, or at the rate of one share of Series C Preferred Stock to 1,000 shares of common stock. If converted, the Company’s shares of Series C Preferred Stock represent 843,000 common shares of Salon, or 7.4% of Salon’s common stock outstanding as of September 30, 2011. The investment in Series C Preferred Stock of Salon is valued at the converted common stock value of $.10 and $.10 per share, or $84,300 and $84,300 at September 30, 2011 and December 31, 2010, respectively.

Additionally, in conjunction with making the investment in Salon, the Company received warrants to purchase common stock in Salon. In 2006, the Company exercised its warrants to purchase a total of 79,970 shares of common stock of Salon. The investment in common shares of Salon is valued at $.10 and $.10 per share, or $7,997 and $7,997 at September 30, 2011 and December 31, 2010, respectively.

The quoted market price for Salon Media Group at September 30, 2011 was $.45; however, as we recorded an other-than-temporary loss on these securities in 2009, we did not adjust the carrying value for this subsequent recovery in value.

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

On January 7, 2011 the Company borrowed $20,000 from Mr. William R. Hambrecht At 7.75% interest with a maturity date of December 31, 2011.On May 24, 2011 the Company borrowed $15,000 from Mr. William R. Hambrecht At 7.75% interest with a maturity date of December 31, 2011. On August 29, 2011 the Company borrowed $5,000 from Mr. William R. Hambrecht At 7.75% interest with a maturity date of December 31, 2011.On September 21, 2011 the Company borrowed $10,000 from Mr. William R. Hambrecht At 7.75% interest with a maturity date of December 31, 2011.

5. LINE OF CREDIT ARRANGEMENT

The Company has a line of credit arrangement with First Republic Bank (the “lender”) with a borrowing limit of $350,000 with interest based upon the lender’s prime rate. Interest is payable monthly at 7.75% at March 31, 2011. The line is guaranteed by William R. Hambrecht, Chief Executive Officer, Director and Robert H. Hambrecht, Secretary, Director. The line of credit is due on demand and is secured by all of the Company’s business assets. At September 30, 2011, the outstanding balance under the line was $350,000.

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

Results of Operations

Comparison of 2011 to 2010

Operating expenses for the three-month period ended September 30, 2011 decreased $5,666 or 46% as compared to the same period in 2010. This was primarily due to a decrease in professional fees and state tax filing fee.

Operating expenses for the nine-month period ended September 30, 2011 increased $1,254 or 5% as compared to the same period in 2010. This was primarily due to a increase in professional fees.

Liquidity and Capital Resources

Net cash used in operating activities for the nine months ended September 30, 2011 was $46,035. Negative working capital at September 30, 2011 increased $63,168 from December 31, 2010. The increase was primarily due to operating expenses. Cash increased by $3,965 from $1,566 at December 31, 2010 to $5,531 at September 30, 2011.

To meet its cash needs during the third quarter of 2011, William R. Hambrecht lent $15,000 to the Company.

The Company may obtain additional equity or working capital through additional bank borrowings and public or private sales of equity securities and exercises of outstanding stock options. There can be no assurance, however, that such additional financing will be available on terms favorable to the Company, or at all.

While the Company explores new business opportunities, the primary capital resource of the Company is 843 shares of Series C Preferred Stock of Salon Media Group, Inc. (“Salon”). These shares were converted on December 31, 2003 from Convertible Promissory Notes purchased by the Company and are convertible to common stock at any time.  The Series C Preferred Stock is convertible into common stock of Salon at the conversion rate determined by dividing the Series C Preferred Stock per share price of $800 by the Series C Conversion Price of $0.80, or at the rate of one share of Series C Preferred Stock to 1,000 shares of common stock. If converted, the Company’s shares of Series C Preferred Stock represent 843,000 shares or 7.4% of Salon’s common stock outstanding as of September 30, 2011. The investment in Salon is valued at the converted common stock value of $.10 per share, or $84,300 at September 30, 2011.

In conjunction with making the investment in Salon, the Company received warrants to purchase common stock in Salon. In 2006, the Company exercised its warrants to purchase a total of 79,970 shares of common stock of Salon. The investment in common shares of Salon is valued at $.10 per share, or $7,997 at September 30, 2011.

The quoted market price for Salon Media Group at September 30, 2011 was $.45; however, as we recorded an other-than-temporary loss on these securities in 2009, we did not adjust the carrying value for this subsequent recovery in value.

As of November 4, 2011, Salon’s common stock was quoted at $.05 per share.  There can be no assurance that a market will continue to exist for either the Series C Preferred Stock or the common stock of Salon.

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

We conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation our chief executive officer and chief financial officer have concluded that, as of September 30, 2011, our disclosure controls and procedures are not effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting for the three-months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2011. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our evaluation, management concluded that, as of September 30, 2011, our internal control over financial reporting was not effective based on those criteria because of the existence of the following material weaknesses.

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

Date: November 11, 2011
By: /s/ William R. Hambrecht
William R. Hambrecht
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William R. Hambrecht	Director, Chief Executive Officer	November 11, 2011
William R. Hambrecht
(Principal Executive Officer)

/s/ Quock Q. Fong	Chief Financial Officer	November 11, 2011
Quock Q. Fong

/s/ Robert H. Hambrecht	Director, Secretary	November 11, 2011
Robert H. Hambrecht