Form 10-K
period 2011-12-31
IRONSTONE GROUP INC
filed 2012-03-28
CIK 723269

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

The approximate aggregate market value of voting stock held by non-affiliates of the Registrant was $49,083 as of December 31, 2011 based on the closing bid price on December 31, 2011.  Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily conclusive.

Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    Yes [X]    No[  ]

As of December 31, 2011, 742,108 shares of Common Stock, $0.01 par value, were outstanding.

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

BUSINESS STRATEGY

Currently, the Company is reviewing options and new business opportunities.  At December 31, 2011, the Company had $7,800 in marketable securities, $5,154 in cash, an investment in Salon Media Group, Inc. valued at $46,148 and tax loss carry-forwards at its disposal.

There can be no assurance that the Company will acquire businesses, form additional alliances, or expand its existing services.  Failure to expand the scope of services provided by the Company may have an adverse effect on the Company’s results of operations.

EMPLOYEES

As of December 31, 2011, the Company had one part-time employee.  This employee received no compensation and is not subject to a collective bargaining agreement.

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

There were no matters submitted to a vote of stockholders during 2011.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information regarding the recent trading activity of the Company‘s Common Stock is reported on the OTC Bulletin Board and the Company is not aware of any recent material trading activity in shares of its Common Stock. As of December 31, 2011, there were approximately 500 holders of record of the Company’s Common Stock.  The Company has not paid cash dividends on its Common Stock since its inception and does not intend to pay cash dividends on its Common Stock in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

Year Ended December 31	2011	2010

Net revenues

Net loss	$80,756	$71,854

Unrealized gain (loss) on holdings	$(49,269)	$(780)

Comprehensive gain (loss)	$(130,025)	$(72,634)

Cash and cash equivalents	$5,154	$1,566

Marketable securities	$7,800	$10,920

Non-marketable securities	$46,148	$92,297

Total assets	$59,102	$104,783

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

RESULTS OF OPERATIONS

Year ended December 31, 2011

Operating expenses for 2011 totaled $34,287, an increase of $4,308 or 14.4% as compared to 2010. The increase was primarily due to a increase in professional fees of $6,390 and a decrease in state filing fees of $1,932. Interest expense for 2011 totaled $46,469, an increase of $4,594 or 11.0% as compared to 2010. The increase was due to an increase in borrowings.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $61,412 for the year ended December 31, 2011, and $57,704 for the year ended December 31, 2010.

The Company has a line of credit arrangement with First Republic Bank with a borrowing limit of $350,000 with interest based upon the lender’s prime rate. Interest is payable monthly at 7.75%. The line is guaranteed by William R. Hambrecht, Chief Executive Officer, Director and Robert H. Hambrecht, Secretary, Director. The line of credit is due on demand and is secured by all of the Company’s business assets. At December 31, 2011, the outstanding balance under the line was $350,000.

The Company borrowed from Mr. William R Hambrecht $214,500 with interest at 7.75% per annum in the years 2008, 2009 and 2010. During the year 2011 the Company borrowed from Mr. William R Hambrecht $65,000 with interest at 7.75% per annum. At December 31, 2011 the total borrowed from Mr. William R Hambrecht was $279,500.

The Company may obtain additional equity or working capital through additional bank borrowings and public or private sales of equity securities and exercises of outstanding stock options. The Company may also borrow additional funds from Mr. William R. Hambrecht. There can be no assurance, however, that such additional financing will be available on terms favorable to the Company, or at all.

While the Company explores new business opportunities, the primary capital resource of the Company is 843 shares of Series C Preferred Stock of Salon Media Group, Inc. (“Salon”). These shares were converted on December 31, 2003 from Convertible Promissory Notes purchased by the Company and are convertible to common stock at any time.  The Series C Preferred Stock is convertible into common stock of Salon at the conversion rate determined by dividing the Series C Preferred Stock per share price of $800 by the Series C Conversion Price of $0.80, or at the rate of one share of Series C Preferred Stock to 1,000 shares of common stock. If converted, the Company’s shares of Series C Preferred Stock represent 843,000 shares or 6.7% of Salon’s common stock outstanding as of December 31, 2011. The investment in Salon is valued at the converted common stock value of $.05 per share, or $42,150, at December 31, 2011.

In conjunction with making the investment in Salon, the Company received warrants to purchase common stock in Salon.  In 2006, the Company exercised its warrants to purchase a total of 79,970 shares of common stock of Salon. The investment in common shares of Salon is valued at $.05 per share, or $3,998, at December 31, 2011. Additionally, the Company has an investment in another available for sale security with a fair value of $7,800 at December 31, 2011.

As of January 30, 2012, Salon’s common stock was trading at $.05 per share.  There can be no assurance that a market will continue to exist for either the Series C Preferred Stock or the common stock of Salon.

ITEM  7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM  8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Ironstone Group, Inc.

We have audited the accompanying consolidated balance sheets of Ironstone Group, Inc. and Subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ironstone Group, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Madsen & Associates CPA’s, Inc.

Murray, Utah
March 26, 2012

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 December 31, 2011

	2011	2010

ASSETS:
Current assets:
Cash	$5,154	$1,566
Marketable securities available for sale, at fair value	7,800	10,920
Salon Media Group, Inc. common stock, at fair value	3,998	7,997
Salon Media Group, Inc. Series C Preferred, at fair value	42,150	84,300

Total assets	$59,102	$104,783

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Line of credit borrowings	$350,000	$350,000
Note payable to related party	279,500	214,500
Accounts payable and accrued expenses	83,434	64,090

Total liabilities	712,934	628,590

Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized of which there are no issued and outstanding shares
Common stock, $0.01 par value, 25,000,000 shares authorized of which 1,487,644 shares are issued and 742,108 shares are outstanding	14,878	14,878
Additional paid-in capital	21,170,385	21,170,385
Accumulated deficit	(21,269,202)	(21,188,446)
Accumulated other comprehensive income	(47,319)	1,950
	(131,258)	(1,233)
Less: Treasury Stock, 745,536 shares, at cost	(522,574)	(522,574)

Total stockholders' equity	(653,832)	(523,807)

Total liabilities and stockholders' equity	$59,102	$104,783

The accompanying notes are an integral part of these consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)
Years Ended December 31, 2011, and 2010

	2011	2010

Operating expenses:
Legal and other professional fees	$31,570	$25,180
State filing fee	2,037	3,969
Miscellaneous expenses	680	830
Total operating expenses	34,287	29,979

Loss from operations	(34,287)	(29,979)

Other income (expense):
Interest expense	(46,469)	(41,875)

Net (loss)	$(80,756)	$(71,854)

COMPREHENSIVE (LOSS), NET OF TAX:
Net (loss)	$(80,756)	$(71,854)
Unrealized holding (loss) arising during the year	(49,269)	(780)

Comprehensive (loss)	$(130,025)	$(72,634)

Basic and diluted loss per share:
Net loss per share	$(0.11)	$(0.10)
Weighted average shares	742,108	742,108

The accompanying notes are an integral part of these consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2011 and 2010

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Total

Balances, January 1, 2010	1,487,644	$14,878	$21,170,385	$(21,116,592)	$2,730	745,536	$(522,574)	$(451,173)

Unrealized Loss					(780)			(780)

Net (loss)				(71,854)				(71,854)

Balances, December 31, 2010	1,487,644	14,878	21,170,385	(21,188,446)	1,950	745,536	(522,574)	(523,807)

Unrealized Loss					(49,269)			(49,269)

Net (loss)				(80,756)				(80,756)
Balances, December 31, 2011	1,487,644	$14,878	$21,170,385	$(21,269,202)	$(47,319)	745,536	$(522,574)	$(653,832)

The accompanying notes are an integral part of these consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended Decenber 31, 2011 and 2010

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(80,756)	$(71,854)
Changes in operating assets and liabilities:
Accounts payable	19,344	14,150
Net cash used in operating activities	(61,412)	(57,704)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit
Note payable to related party	65,000	51,500
Net cash provided by financing activities	65,000	51,500

Net increase (decrease) in cash	3,588	(6,204)

Cash at beginning of year	1,566	7,770

Cash at end of year	$5,154	$1,566

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$27,125	$27,200

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

Marketable Securities

Marketable securities have been classified by management as available for sale in accordance with ASC 320, marketable securities are recorded at fair value and any unrealized gains and losses are excluded from earnings and reported as a separate component of shareholders’ equity until realized.  The fair value of the Company’s marketable securities and investments at December 31, 2011 is based on quoted market prices. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis.  For marketable securities for which there is an other-than-temporary impairment, an impairment loss is recognized as a realized loss.

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

Stock Based Compensation

The Company has not offered any equity-based compensation to any of its employees or officers for the years ended December 31, 2011 and 2010.  Additionally, there are no outstanding options.

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

Total Carrying Value In the
	Quoted Market Prices	Significant Other	Consolidated
	In Active Markets	Observable Input	Balance Sheet at
Description	(Level 1)	(Level 2)	December 31, 2011

Securities available for sale	$11,798	$42,150	$53,948

Total Carrying Value In the
	Quoted Market Prices	Significant Other	Consolidated
	In Active Markets	Observable Input	Balance Sheet at
Description	(Level 1)	(Level 2)	December 31, 2010

Securities available for sale	$18,917	$84,300	$103,217

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. INVESTMENTS

SALON MEDIA GROUP, INC.

The Company owns 843 shares of Series C Preferred Stock of Salon Media Group, Inc. (“Salon”). These shares resulted from the December 31, 2003 conversion of Convertible Promissory Notes purchased by the Company and are convertible to common stock at any time. The Series C Preferred Stock is convertible into common stock of Salon at the conversion rate determined by dividing the Series C Preferred Stock per share price of $800 by the Series C Conversion Price of $0.80, or at the rate of one share of Series C Preferred Stock to 1,000 shares of common stock. If converted, the Company’s shares of Series C Preferred Stock represent 843,000 common shares of Salon or 6.7% of Salon’s common stock outstanding as of December 31, 2011. The investment in Series C Preferred Stock of Salon is valued at the converted common stock value of $.05 and $.10 per share, or $42,150 and $84,300 at December 31, 2011 and 2010, respectively

Additionally, in conjunction with making the investment in Salon, the Company received warrants to purchase common stock in Salon. In 2006, the Company exercised its warrants to purchase a total of 79,970 shares of common stock of Salon. The investment in common shares of Salon is valued at $.05 and $.10 per share, or $3,998 and $7,997 at December 31, 2011 and 2010, respectively.

FLEXI INTERNATIONAL

The Company owns 78,000 shares of Flexi International Software stock and accounts for this investment as an available-for-sale security on its balance sheet. During the year ended December 31, 2011, the quoted market price of this stock declined from $.14 to $.10 per share. Accordingly, a related unrealized loss of $3,120 has been recorded during the year ended December 31, 2011 (an unrealized loss of $780 was recorded during the year ended December 31, 2010).

4. RELATED PARTY TRANSACTIONS

A Director and a former President and Chief Executive Officer of Salon is the sister of a member of the Board of Directors and the daughter of the Chief Executive Officer.

Mr. William R Hambrecht, Chief Executive Officer is a minority shareholder in Salon Media Group.

To meet its cash needs during the year 2011, the Company borrowed $65,000 from Mr. William R Hambrecht, Chief Executive Officer, at the same interest rate charged by First Republic Bank on its line of credit. Interest is payable to Mr. Hambrecht monthly.

On December 31, 2011, the Company combined all the various notes payable, which were issued at various times to Mr. William R. Hambrecht, to one note for $279,500 at 7.75% interest, with a December 31, 2012 maturity.

5. LINE OF CREDIT ARRANGEMENT

The Company has a line of credit arrangement with First Republic Bank (the “lender”) with a borrowing limit of $350,000 with interest based upon the lender’s prime rate. Interest is payable monthly at 7.75% at December 31, 2011. The line is guaranteed by William R. Hambrecht, Chief Executive Officer, Director and Robert H. Hambrecht, Secretary, Director. The line of credit is due on demand and is secured by all of the Company’s business assets. At December 31, 2011, the outstanding balance under the line was $350,000.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. INCOME TAXES

ASC 740, “Income Taxes” requires the recognition of deferred tax assets and liabilities for the expected future consequences of events that have been recognized in the financial statements or tax returns.  Deferred income taxes reflect the net tax effects of (i) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (ii) operating loss and tax credit carryforwards.  The tax effects of significant items comprising the Company's deferred income taxes at December 31, 2011 and 2010 are as follows:

	2011	2010
Deferred tax assets:
Operating loss carryforward	$726,000	$711,000
Unrealized loss on marketable securities	314,000	295,000
Less valuation allowance	(1,040,000)	(1,006,000)
Deferred tax assets – net	-
Deferred tax liability – unrealized gain on marketable securities	-
Deferred income taxes – net	$-	$-

The reasons for the difference between the amount computed by applying the statutory federal income tax rate to losses before income tax benefit and the actual income tax benefit for the years ended December 31, 2011 and 2010 are as follows:

	2011	2010
Expected income tax benefit	$27,400	$24,400
State income tax benefit, net of federal tax	4,000	3,600
Total before valuation allowance	(31,400)	(28,000)
Change in valuation allowance	31,400	28,000
Income tax benefit	$-	$-

The overall increase in valuation allowance for the year ended December 31, 2011 of $34,000 includes increase of $31,000 for 2011 operating losses, increase of $19,000 for unrealized loss offset by a decrease of $16,000 due to the expiration of net operating loss carryforwards.

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

The Company is subject to taxation in the U.S. and the state of California. All tax years are subject to examination by the U.S. and California tax authorities due to the carryforward of unutilized net operating losses. The Company had no accrual for interest or penalties on the balance sheet at December 31, 2011 and 2010.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. SHAREHOLDERS’ EQUITY

Treasury Stock – On September 15, 2003, the Board of Directors authorized the Company to purchase 745,536 shares of Company common stock at $0.70 per share for an aggregate purchase price of $521,875. The repurchase represented 50.11% of the issued and outstanding shares of the Company. During the year ended December 31, 2008, the Company paid $699 for fractional Treasury shares. As of December 31, 2011, the treasury shares are held by the Company.

Preferred Stock – The Company is authorized to issue up to five million shares of preferred stock without further shareholder approval; the rights, preferences and privileges of which would be determined at the time of issuance.  No shares have ever been issued.

Stock Option Plans -- The Company has adopted a 1989 Equity Incentive Plan, a 1993 Non-Employee Directors' Stock Option Plan and a 1994 Equity Incentive Plan (collectively, the "Plans").  In March 1994, the 1989 Equity Incentive Plan was amended to reduce the number of shares reserved there under and the Board of Directors determined that no further grants would be made under this plan. As of December 31, 2011 and 2010, 331,680 shares were available for grant under the Plans. The Plans provide for incentive stock options to be granted at times and prices determined by the Company’s Board of Directors, to be granted at not less than 100% of the fair value of the Company’s common stock on the date of grant. Options are generally subject to a three or four-year vesting schedule. Options issued under the Plans expire at the earlier of the end of the exercise period of no more than ten years from the date of grant or 90 days following the grantee’s end of service to the Company.

At December 31, 2011, there is no unrecognized employee compensation relating to options that is expected to be recognized in future periods.

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

None

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the financial statements and to other members of senior management and the Board of Directors.

We conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation our chief executive officer and chief financial officer have concluded that, as of December 31, 2011, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting for the three-months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our evaluation, management concluded that, as of December 31, 2011, our internal control over financial reporting was not effective based on those criteria because of the existence of the following material weaknesses.

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

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, AND EXECUTIVE OFFICERS OF THE REGISTRANTS

DIRECTORS

Name	Age	Director Since

William R. Hambrecht	76	2003

Robert H. Hambrecht	45	2003

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

EXECUTIVE OFFICERS

The following table sets forth the names, ages and positions of the Company’s executive officers as of December 31, 2011.  A summary of the background and experience of each of these individuals is set forth after the table.

		Position

William R. Hambrecht	76	Chief Executive Officer

Robert H. Hambrecht	45	Secretary

Quock Q. Fong	77	Chief Financial Officer

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

COMPENSATION OF EXECUTIVE OFFICERS

SUMMARY OF COMPENSATION

The following table shows that, for the fiscal year ended December 31, 2011, no compensation was awarded or paid to, or earned by, the Company’s Chief Executive Officer or the Company’s Chief Financial Officer.

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS	OPTION AWARDS	NON-EQUITY INCENTIVE PLAN	OTHER COMPENSATION ($)	TOTAL
William R. Hambrecht	2011	--	--	-	--	-	--
Chief Executive Officer and Secretary
Quock Q. Fong	2011	--	--	-	--	-	--
Chief Financial Officer

STOCK OPTION GRANTS AND EXERCISES

The 1994 Equity Incentive Plan (the “Plan”) provides for the grant of (i) both incentive and non-statutory stock options and (ii) rights to purchase restricted stock, together “Stock Awards”, to the Company’s directors, officers and employees.  Directors who are not salaried employees of or consultants to the Company or to any affiliate of the Company are not eligible to participate in the Plan.  As of December 31, 2011, no options were outstanding under the Plan, no shares had been purchased pursuant to the Plan and 331,680 shares remained available for future issuance there under.

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

No options or rights to purchase restricted stock were granted to the Company’s executive officer during the fiscal year ended December 31, 2011.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of the Company’s Common Stock as of December 31, 2011 by:  (i) each director and nominee for director;  (ii) all officers and directors of the Company as a group; and (iii) all those known by the Company to be beneficial owners of more than five percent of its Common Stock.

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

(2)	Applicable percentages are based on 742,108 shares outstanding on December 31, 2011 adjusted as required by rules promulgated by the SEC.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate audit fees billed by our independent registered accountant for the years ended December 31, 2010 and December 31, 2011 were $15,500 and $16,100 respectively. There were no tax fees or other fees paid to our independent registered accountant in the last two fiscal years.

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

2.	Financial Statement Schedules

None

3.	Exhibits

The following Exhibits are filed as part of, or incorporated by reference into, this Report.

Exhibit

21.1	Subsidiaries of Ironstone Group, Inc.
31.1	Section 302 - Principal Executive Officer Certification
31.2	Section 302 - Principal Financial Officer Certification
32.1	Section 1350 – Certification – Chief Executive Officer
32.2	Section 1350 – Certification – Chief Financial Officer

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates such information by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

IRONSTONE GROUP, INC.
a Delaware corporation

Date: March 26, 2012	By:	/s/ William R. Hambrecht
William R. Hambrecht
Chief Executive Officer

Date: March 26, 2012	By:	/s/ Quock Q. Fong
Quock Q. Fong
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William R. Hambrecht	Director, Chief Executive Officer,	March 26, 2012
William R. Hambrecht	(Principal Executive Officer)

/s/ Quock Q. Fong	Chief Financial Officer,	March 26, 2012
Quock Q. Fong	(Principal Financial Officer)

/s/ Robert H. Hambrecht	Director, and Secretary	March 26, 2012
Robert H. Hambrecht