Form 10-Q
period 2012-03-31
IRONSTONE GROUP INC
filed 2012-05-21
CIK 723269

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
Non- accelerated filer      [  ]                                                                                                Smaller reporting company     [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  [X]    No [  ]

As of April 26, 2012, 1,872,964 shares of Common Stock, $0.01 par value, were outstanding.

TOTAL NUMBER OF PAGES:   19   INDEX TO EXHIBITS AT PAGE: N/A

IRONSTONE GROUP, INC. AND SUBSIDIARIES

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
	March 31, 2012	December 31, 2011

ASSETS:
Current assets:
Cash	$1,820	$5,154
Marketable securities, available for sale, at fair value	1,007,020	7,800
Salon Media Group, Inc. common stock, at fair value	7,997	3,998
Salon Media Group, Inc. Series C Preferred, at fair value	84,300	42,150

Total assets	$1,101,137	$59,102

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Line of credit borrowings	$350,000	$350,000
Note payable to related party	-	279,500
Accounts payable and accrued expenses	34,098	83,434

Total current liabilities	384,098	712,934

Note payable net of discount of $56,188	943,812	-

Total liabilities	1,327,910	712,934

Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized of which there are no issued and outstanding shares
Common stock, $0.01 par value, 25,000,000 shares authorized, 2,618,500 shares are issued and 1,872,964 are outstanding on March 31, 2012; 1,487,644 shares are issued and 742,108 shares are outstanding on December 31, 2011	26,187	14,878
Additional paid-in capital	21,554,521	21,170,385
Accumulated deficit	(21,282,957)	(21,269,202)
Accumulated other comprehensive income	(1,950)	(47,319)
	295,801	(131,258)
Less: Treasury Stock, 745,536 shares, at cost	(522,574)	(522,574)

Total stockholders' equity	(226,773)	(653,832)

Total liabilities and stockholders' equity	$1,101,137	$59,102

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended
	March 31,
	2012	2011

Operating expenses:
Professional fees	$1,308	$2,040
Miscellaneous expenses	264
Total operating expenses	1,572	2,040

Loss from operations	(1,572)	(2,040)

Other income (expense):
Interest expense, net	(12,183)	(11,144)

Net (loss)	$(13,755)	$(13,184)

COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Net loss	$(13,755)	$(13,184)
Unrealized holding gain (loss) arising during the period	45,369	(780)
Comprehensive income (loss)	$31,614	$(13,964)

Basic and diluted:
Net loss per share	$(0.01)	$(0.02)
Weighted average shares outstanding	1,500,071	742,108

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,755)	$(13,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	5,421	4,455
Net cash used in operating activities	(8,334)	(8,729)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchased Non Marketable TangoMe, Inc	(1,000,000)
Net cash used in investing activities	(1,000,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable to related party	5,000	20,000
Note payable	1,000,000
Net cash provided from financing activities	1,005,000	20,000

Net increase (decrease) in cash	(3,334)	11,271

Cash at beginning of period	5,154	1,566

Cash at end of period	$1,820	$12,837

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$6,763	$6,688
Supplemental disclosure of noncash financing activities:
Issuance of common stock for note payable ($284,500) and and accrued interest ($54,757) to related party	$339,257

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
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

Marketable Securities

Marketable securities have been classified by management as available for sale in accordance with ASC 320, marketable securities are recorded at fair value and any unrealized gains or losses are excluded from earnings and reported as a separate component of stockholders’ equity until realized. The fair value of the Company’s marketable securities and investments at March 31, 2012 is based on quoted market prices. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. For marketable securities for which there is an other-than-temporary impairment, an impairment loss is recognized as a realized loss, and related adjustments are not made for recovery in value.

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although Ironstone believes that the following disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2011.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (concluded)

Earnings (Loss) per Share

Basic earnings (loss) per share (“EPS”) excludes dilution and is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares actually outstanding during the period.  Diluted EPS reflects the dilution from potentially dilutive securities, except where inclusion of such potentially dilutive securities would have an anti-dilutive effect, using the average stock price during the period in the computation and because of the net loss for the periods presented.

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
March 31, 2012
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

	Quoted	Significant	Significant	Total Carrying
	Market Prices	Other	Other	Value In The
	In Active	Observable	Unobservable	Consolidated
	Markets	Input	Input	Balance Sheet at
Description	(Level 1)	(Level 2)	(Level 3)	March 31, 2012

Securities available for sale	$15,017	$1,084,300	-	$1,099,317

	Quoted	Significant	Significant	Total Carrying
	Market Prices	Other	Other	Value In The
	In Active	Observable	Unobservable	Consolidated
	Markets	Input	Input	Balance Sheet at
Description	(Level 1)	(Level 2)	(Level 3)	December 31, 2011

Securities available for sale	$11,798	$42,150	-	$53,948

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(UNAUDITED)

3. INVESTMENTS

TANGO ME, INC.

On March 30, 2012, the Company purchased 468,121 shares of Series A Preferred stock from William R. Hambrecht at $2.1362 per share ($1,000,000). The value of this transaction was determined using the fair value of similar securities sold to unrelated third parties. There was no change in the fair value of this investment to March 31, 2012.

SALON MEDIA GROUP, INC.

The Company owns 843 shares of Series C Preferred Stock of Salon Media Group, Inc. (“Salon”).  These shares resulted from the December 31, 2003 conversion of Convertible Promissory Notes purchased by the Company and are convertible to common stock at any time. The Series C Preferred Stock is convertible into common stock of Salon at the conversion rate determined by dividing the Series C Preferred Stock per share price of $800 by the Series C Conversion Price of $0.80, or at the rate of one share of Series C Preferred Stock to 1,000 shares of common stock. If converted, the Company’s shares of Series C Preferred Stock represent 843,000 common shares of Salon, or 7.4% of Salon’s common stock outstanding as of March 31, 2012. The investment in Series C Preferred Stock of Salon is valued at the converted common stock value of $.10 and $.05 per share, or $84,300 and $42,150 at March 31, 2012 and December 31, 2011, respectively. For the three months ended March 31, 2012, the Company recorded a related unrealized gain of $42,150.

Additionally, in conjunction with making the investment in Salon, the Company received warrants to purchase common stock in Salon. In 2006, the Company exercised its warrants to purchase a total of 79,970 shares of common stock of Salon. The investment in common shares of Salon is valued at $.10 and $.05 per share, or $7,997 and $3,998 at March 31, 2012 and December 31, 2011, respectively. For the three months ended March 31, 2012, the Company recorded a related unrealized gain of $3,999.

The quoted market price for the Salon Media Group at March 31, 2012 was $.50; however, as we recorded an other-than-temporary loss on these securities in 2009 (down to $.10 per share), we did not adjust the carrying value for this subsequent recovery in value.

Flexi

The Company owns 78,000 shares of Flexi International Software stock and accounts for this investment as an available-for-sale security on its balance sheet. The investment in common shares of Flexi is valued at $.09 and $.10 per share, or $7,020 and $7,800 at March 31, 2012 and December 31, 2011, respectively. For the three months ended March 31, 2012, the Company recorded a related unrealized loss of $780.

4. RELATED PARTY TRANSACTIONS

A Director and a former President and Chief Executive Officer of Salon is the sister of a member of the Board of Directors and the daughter of the Chief Executive Officer.

Mr. William R Hambrecht, Chief Executive Officer is a minority stockholder in Salon Media Group.

On March 13, 2012 the Company borrowed $5,000 from Mr. William R. Hambrecht at 7.75% interest with a December 31, 2012 maturity.

On March 30, 2012 the Company paid the loan and interest due William R. Hambrecht in the amount of $339,257 through the issuance of 1,130,856 common shares at a price of $.30 per share.

On March 30, 2012, the Company purchased 468,121 shares of TangoMe Inc. Series A Preferred from William R. Hambrecht at $2.1362 per share.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(UNAUDITED)

5. NOTE PAYABLE

On March 31, 2012, the Company received $1,000,000 from a third party and issued a related promissory note. This note carries an 8% interest rate, per annum, and has a maturity date of March 31, 2017. The note is secured by all of the assets of the Company through an accompanying security agreement. If the Company defaults on the note or security agreement, interest would accrue at 10% per annum.

In connection with the note agreement, the Company also issued warrants to this third party to purchase 187,296 shares of the Company’s common stock, at a price of $1. If the third party elects to purchase only a portion of the allotted shares, then the purchase price shall be prorated for the portion purchased. The warrants were separately valued using the Black-Scholes model, and it was determined the fair value of the warrants at March 31, 2012 was $56,188. This amount has been recorded as a discount on the $1,000,000 note payable and will be amortized over the 5 year term of the note. No amortization of this discount has been recorded as of March 31, 2012.

The inputs to the Black-Scholes model were as follows:  Stock price at March 31, 2012 of $.30; Exercise price of $.000005; Expected term of 10 years; Risk-free interest rate of 4.84%; Dividend rate of 0; Volatility of 60%. All 187,296 warrants were issued and outstanding at March 31, 2012.

6. STOCKHOLDERS’ EQUITY

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

Stock Option Plans -- The Company has adopted a 1989 Equity Incentive Plan, a 1993 Non-Employee Directors' Stock Option Plan and a 1994 Equity Incentive Plan (collectively, the "Plans"). In March 1994, the 1989 Equity Incentive Plan was amended to reduce the number of shares reserved there under and the Board of Directors determined that no further grants would be made under this plan. As of March 31, 2012, 331,680 shares were available for grant under the Plans (no options are issued or outstanding at March 31, 2012). The Plans provide for incentive stock options to be granted at times and prices determined by the Company’s Board of Directors, to be granted at not less than 100% of the fair value of the Company’s common stock on the date of grant. Options are generally subject to a three or four-year vesting schedule. Options issued under the Plans expire at the earlier of the end of the exercise period of no more than ten years from the date of grant or 90 days following the grantee’s end of service to the Company.

On March 30, 2012 the Company paid the loan and interest due William R. Hambrecht in the amount of $339,257 through the issuance of 1,130,856 common shares at a price of $.30 per share.

7. LINE OF CREDIT ARRANGEMENT

The Company has a line of credit arrangement with First Republic Bank (the “lender”) with a borrowing limit of $350,000 with interest based upon the lender’s prime rate. Interest is payable monthly at 7.75% at March 31, 2012. The line is guaranteed by William R. Hambrecht, Chief Executive Officer, Director and Robert H. Hambrecht, Secretary, Director. The line of credit is due on demand and is secured by all of the Company’s business assets. At March 31, 2012, the outstanding balance under the line was $350,000.The total recorded interest expense on this note for the three months ended March 31, 2012 and 2011 was $6,763 and $6,688 (this amount was also paid during each respective period).

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

Results of Operations

Comparison of 2012 to 2011

Operating expenses for the three-month period ended March 31, 2012 decreased $468 or 23% as compared to the same period in 2011. This was primarily due to an decrease in professional fees.

Liquidity and Capital Resources

Net cash used in operating activities for the three months ended March 31, 2012 was $8,334. We have working capital at March 31, 2012 of $717,039, and negative working capital at December 31, 2011 of $653,832. The positive change is due mainly to paying off short term debt and issuing a long term note payable..Cash decreased by $3,334 from $5,154 at December 31, 2011 to $1,820 at March 31, 2012.

To meet its cash needs during the first quarter of 2012, William R. Hambrecht lent $5,000 to the Company. On March 30, 2012 this loan was repaid by the issuance of common stock. See Note #4 of Notes to Condensed Consolidated Financial Statements.

On March 30, 2012 the Company issued a note in the principal amount of $1,000,000 to Shea Ventures, LLC. The note matures on March 31, 2017, bears interest at a rate of 8%, and is secured by the assets of the Company. In connection with the note, Shea Ventures was granted warrants to purchase 187,296 common shares of the Company at a nominal price per share. The warrants were valued at $56,188 using the Black-Scholes Model.

The Company may obtain additional equity or working capital through additional bank borrowings and public or private sales of equity securities and exercises of outstanding stock options. There can be no assurance, however, that such additional financing will be available on terms favorable to the Company, or at all.

While the Company explores new business opportunities the primary capital resource of the Company is the March 30, 2012 purchase of 468,121 shares of TangoMe, Inc. The investment in TangoMe, Inc. is valued at a price of $2.1362 per share, or $1,000,000 at March 31, 2012.

Also another capital resource of the Company is 843 shares of Series C Preferred Stock of Salon Media Group, Inc. (“Salon”). These shares were converted on December 31, 2003 from Convertible Promissory Notes purchased by the Company and are convertible to common stock at any time.  The Series C Preferred Stock is convertible into common stock of Salon at the conversion rate determined by dividing the Series C Preferred Stock per share price of $800 by the Series C Conversion Price of $0.80, or at the rate of one share of Series C Preferred Stock to 1,000 shares of common stock. If converted, the Company’s shares of Series C Preferred Stock represent 843,000 shares or 7.4% of Salon’s common stock outstanding as of March 31, 2012. The investment in Salon is valued at the converted common stock value of $.10 per share, or $84,300 at March 31, 2012.

Item 2.  Management's Discussion and Analysis and Results of Operations (concluded)

In conjunction with making the investment in Salon, the Company received warrants to purchase common stock in Salon. In 2006, the Company exercised its warrants to purchase a total of 79,970 shares of common stock of Salon. The investment in common shares of Salon is valued at $.10 per share, or $7,997 at March 31, 2012.

The quoted market price for the Salon Media Group at March 31, 2012 was $.50, however, as we recorded an other-than-temporary loss on these securities in 2009 (down to $.10 per share), we did not adjust the carrying value for this subsequent recovery in value.

As of April 11, 2012, 2012, Salon’s common stock was quoted at $.06 per share.  There can be no assurance that a market will continue to exist for either the Series C Preferred Stock or the common stock of Salon.

The Company owns 78,000 shares of Flexi International Software stock and accounts for this investment as an available-for-sale security on its balance sheet. The investment in common shares of Flexi is valued at $.09 and $.10 per share, or $7,020 and $7,800 at March 31, 2012 and December 31, 2011, respectively. For the three months ended March 31, 2012, the Company recorded a related unrealized loss of $780.

Trends and Uncertainties

Termination of Historical Business Lines

Since winding down the Company’s traditional lines of business, Management and the Board of Directors have been seeking appropriate business opportunities for the Company.  In the alternative, management and the Board are looking for an investment opportunity for the Company to invest some or all of its remaining liquid assets. Otherwise, the Company’s cash assets are invested in corporate securities and demand deposit accounts. If the Company does not find an operating entity to combine with, and if its assets are not invested in certain types of securities (primarily government securities), it may be deemed to be an investment company under the terms of the Investment Company Act of 1940, as amended.

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

We conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation our chief executive officer and chief financial officer have concluded that, as of March 31, 2012, our disclosure controls and procedures are not effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting for the three-months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2012. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our evaluation, management concluded that, as of March 31, 2012, our internal control over financial reporting was not effective based on those criteria because of the existence of the following material weaknesses.

1)	The Company does not have an adequate number of independent board members nor therefore an independent audit committee.

2)	Our limited number of employees results in the Company’s inability to have a sufficient segregation of duties within its accounting and financial reporting activities.

These absences constitute material weaknesses in the Company’s corporate governance structure. These weaknesses were also reported in our December 31, 2011 Form 10-K filing.

Item 5. Other Information

On March 30, 2012, Mr. Denis T. Rice was appointed to the Board of Directors to fill an existing vacancy on the Board.

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

Date: May 21, 2012
	By:	/s/ William R. Hambrecht
William R. Hambrecht
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William R. Hambrecht	Director, Chief Executive Officer	May 21, 2012
William R. Hambrecht	(Principal Executive Officer)

/s/ Quock Q. Fong	Chief Financial Officer	May 21, 2012
Quock Q. Fong

/s/ Robert H. Hambrecht	Director, Secretary	May 21, 2012
Robert H. Hambrecht

/s/ Denis T. Rice	Director	May 21, 2012
Denis T. Rice