Form 10-Q
period 2012-06-30
IRONSTONE GROUP INC
filed 2012-08-14
CIK 723269

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
Non- accelerated filer      [  ]                                                                                                Smaller reporting company     [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  [X]    No [  ]

As of August 1, 2012, 1,872,964 shares of Common Stock, $0.01 par value, were outstanding.

TOTAL NUMBER OF PAGES:   20   INDEX TO EXHIBITS AT PAGE: N/A

IRONSTONE GROUP, INC. AND SUBSIDIARIES
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed consolidated balance sheets at June 30, 2012 and December 31, 2011	3

Condensed consolidated statements of operations and comprehensive income (loss) for the three months ended June 30, 2012 and 2011and for six months ended June 30, 2012 and 2011	4

Condensed consolidated statements of cash flows for the six months ended June 30, 2012 and 2011	5

Notes to condensed consolidated financial statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	13

Item 4T. Controls and Procedures	14

PART II—OTHER INFORMATION

Item 6. Exhibits	15

Signatures	16
Exhibit 31.1	17
Exhibit 31.2	18
Exhibit 32.1	19
Exhibit 32.2	20

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
	June 30, 2012	December 31, 2011

ASSETS:
Current assets:
Cash	$4,218	$5,154
Marketable securities available for sale, at fair value	1,003,120	7,800
Salon Media Group, Inc. common stock, at fair value	7,997	3,998
Salon Media Group, Inc. Series C Preferred, at fair value	84,300	42,150

Total assets	$1,099,635	$59,102

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Line of credit borrowings	$350,000	$350,000
Note payable to related party	14,000	279,500
Accounts payable and accrued expenses	61,795	83,434

Total liabilities	425,795	712,934

Note payable net of discount of $53,379	946,621

Total liabilities	1,372,416	712,934

Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized of which there are no issued and outstanding shares
Common stock, $0.01 par value, 25,000,000 shares authorized, 2,618,500 shares are issued and 1,872,964 are outstanding on June 30, 2012; 1,487,644 shares are issued and 742,108 shares are outstanding on December 31, 2011	26,187	14,878
Additional paid-in capital	21,554,521	21,170,385
Accumulated deficit	(21,325,065)	(21,269,202)
Accumulated other comprehensive income	(5,850)	(47,319)
	249,793	(131,258)
Less: Treasury Stock, 745,536 shares, at cost	(522,574)	(522,574)

Total stockholders' equity	(272,781)	(653,832)

Total liabilities and stockholders' equity	$1,099,635	$59,102

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Operating expenses:
Professional fees	$15,940	$15,310	$17,248	$17,350
State filing fee	2,400	1,724	2,400	1,724
Amortization	2,809		2,809
Miscellaneous expenses	60	60	324	60
Total operating expenses	21,209	17,094	22,781	19,134

Loss from operations	(21,209)	(17,094)	(22,781)	(19,134)

Other income (expense):
Interest expense, net	(20,899)	(11,337)	(33,082)	(22,481)

Net (loss)	$(42,108)	$(28,431)	$(55,863)	$(41,615)

COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Net loss	$(42,108)	$(28,431)	$(55,863)	$(41,615)
Unrealized holding gain (loss) arising during the period	(3,900)	(2,340)	41,469	(3,120)
Comprehensive income (loss)	$(46,008)	$(30,771)	$(14,394)	$(44,735)

Basic and diluted loss per share:
Net loss per share	$(0.02)	$(0.04)	$(0.04)	$(0.06)
Weighted average shares	1,872,964	742,108	1,310,660	742,108

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(55,863)	$(41,615)
Adjustments to reconcile net loss to net cash used in operating activities:
Discount amortization	2,809
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	33,118	8,956
Net cash used in operating activities	(19,936)	(32,659)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchased Non Marketable TangoMe, Inc	(1,000,000)
Net cash used in investing activities	(1,000,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable to related party	19,000	35,000
Note payable	1,000,000
Net cash provided from financing activities	1,019,000	35,000

Net increase (decrease) in cash	(936)	2,341

Cash at beginning of period	5,154	1,566

Cash at end of period	$4,218	$3,907

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$13,600	$13,525
Supplemental disclosure of noncash fiancing activities;
Issuance of common stock for note payable( $284,500) and and accrued interest ($54,757) to related party.

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
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

Marketable Securities

Marketable securities have been classified by management as available for sale in accordance with ASC 320, marketable securities are recorded at fair value and any unrealized gains or losses are excluded from earnings and reported as a separate component of stockholders’ equity until realized. The fair value of the Company’s marketable securities and investments at June 30, 2012 is based on quoted market prices. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. For marketable securities for which there is an other-than-temporary impairment, an impairment loss is recognized as a realized loss, and related adjustments are not made for recovery in value.

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
June 30, 2012
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

Description	Quoted Market Prices In Active Markets (Level 1)	Significant Other Observable Input Level 2)	Significant Other Unobservable Input (Level 3)	Total Carrying Value In The Consolidated Balance Sheet at June 30, 2012

Securities available for sale	$11,117	$1,084,300	-	$1,095,417

Description	Quoted Market Prices In Active Markets (Level 1)	Significant Other Observable Input Level 2)	Significant Other Unobservable Input (Level 3)	Total Carrying Value In The Consolidated Balance Sheet at December 31, 2011

Securities available for sale	$11,798	$42,150	-	$53,948

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(UNAUDITED)

3. INVESTMENTS

TANGO ME, INC.

On March 30, 2012, the Company purchased 468,121 shares of Series A Preferred stock from William R. Hambrecht at $2.1362 per share ($1,000,000). The value of this transaction was determined using the fair value of similar securities sold to unrelated third parties. There was no change in the fair value of this investment to June 30, 2012.

SALON MEDIA GROUP, INC.

The Company owns 843 shares of Series C Preferred Stock of Salon Media Group, Inc. (“Salon”).  These shares resulted from the December 31, 2003 conversion of Convertible Promissory Notes purchased by the Company and are convertible to common stock at any time. The Series C Preferred Stock is convertible into common stock of Salon at the conversion rate determined by dividing the Series C Preferred Stock per share price of $800 by the Series C Conversion Price of $0.80, or at the rate of one share of Series C Preferred Stock to 1,000 shares of common stock. If converted, the Company’s shares of Series C Preferred Stock represent 843,000 common shares of Salon, or 7.4% of Salon’s common stock outstanding as of June 30, 2012. The investment in Series C Preferred Stock of Salon is valued at the converted common stock value of $.10 and $.05 per share, or $84,300 and $42,150 at June 30, 2012 and December 31, 2011, respectively. For the six months ended June 30, 2012, the Company recorded a related unrealized gain of $42,150.

Additionally, in conjunction with making the investment in Salon, the Company received warrants to purchase common stock in Salon. In 2006, the Company exercised its warrants to purchase a total of 79,970 shares of common stock of Salon. The investment in common shares of Salon is valued at $.10 and $.05 per share, or $7,997 and $3,998 at June 30, 2012 and December 31, 2011, respectively. For the six months ended June 30, 2012, the Company recorded a related unrealized gain of $3,999.

The quoted market price for the Salon Media Group at June 30, 2012 was $.14; however, as we recorded an other-than-temporary loss on these securities in 2009 (down to $.10 per share), we did not adjust the carrying value for this subsequent recovery in value.

Flexi

The Company owns 78,000 shares of Flexi International Software stock and accounts for this investment as an available-for-sale security on its balance sheet. The investment in common shares of Flexi is valued at $.04 and $.10 per share, or $3,120 and $7,800 at June 30, 2012 and December 31, 2011, respectively. For the six months ended June 30, 2012, the Company recorded a related unrealized loss of $4,680.

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

Mr. William R Hambrecht, Chief Executive Officer is a minority stockholder in Salon Media Group.

On March 13, 2012 the Company borrowed $5,000 from Mr. William R. Hambrecht at 7.75% interest with a December 31, 2012 maturity.

On April 12, 2012 the Company borrowed $5,000 from Mr. William R. Hambrecht at 7.75% interest with a December 31, 2012 maturity.

On April 13, 2012 the Company borrowed $7,000 from Mr. William R. Hambrecht at 7.75% interest with a December 31, 2012 maturity.

On June 7, 2012 the Company borrowed $2,000 from Mr. William R. Hambrecht at 7.75% interest with a December 31, 2012 maturity.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30 2012
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

The inputs to the Black-Scholes model were as follows:  Stock price at March 31, 2012 of $.30; Exercise price of $.000005; Expected term of 10 years; Risk-free interest rate of 4.84%; Dividend rate of 0; Volatility of 60%. All 187,296 warrants were issued and outstanding at June 30, 2012.

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

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(UNAUDITED)

7. LINE OF CREDIT ARRANGEMENT

The Company has a line of credit arrangement with First Republic Bank (the “lender”) with a borrowing limit of $350,000 with interest based upon the lender’s prime rate. Interest is payable monthly at 7.75% at June 30, 2012. The line is guaranteed by William R. Hambrecht, Chief Executive Officer, Director and Robert H. Hambrecht, Secretary, Director. The line of credit is due on demand and is secured by all of the Company’s business assets. At June 30, 2012, the outstanding balance under the line was $350,000.The total recorded interest expense on this note for the six months ended June 30, 2012 and 2011 was $13,600 and $13,525 (this amount was also paid during each respective period).

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

Results of Operations

Comparison of 2012 to 2011

Operating expenses for the three-month period ended June 30, 2012 increased $4,115 or 24% as compared to the same period in 2011. This was primarily due to the amortization of the note payable discount of $2,809 in 2012.

Operating expenses for the six-month period ended June 30, 2012 increased $3,647 or 19% as compared to the same period in 2011. This was primarily due to the amortization of the note payable discount of $2,809 in 2012.

Liquidity and Capital Resources

Net cash used in operating activities for the six months ended June 2012 was $19,936. We have working capital at June 30, 2012 of $673,840, and negative working capital at December 31, 2011 of $653,832. The positive change is due mainly to paying off short term debt and issuing a long term note payable..Cash decreased by $936 from $5,154 at December 31, 2011 to $4,218 at June 30, 2012.

To meet its cash needs during the second quarter of 2012, William R. Hambrecht lent $14,000 to the Company.

The Company may obtain additional equity or working capital through additional bank borrowings and public or private sales of equity securities and exercises of outstanding stock options. There can be no assurance, however, that such additional financing will be available on terms favorable to the Company, or at all.

While the Company explores new business opportunities the primary capital resource of the Company is the March 30, 2012 purchase of 468,121 shares of TangoMe, Inc. The investment in TangoMe, Inc. is valued at a price of $2.1362 per share, or $1,000,000 at June 30, 2012.

Also another capital resource of the Company is 843 shares of Series C Preferred Stock of Salon Media Group, Inc. (“Salon”). These shares were converted on December 31, 2003 from Convertible Promissory Notes purchased by the Company and are convertible to common stock at any time.  The Series C Preferred Stock is convertible into common stock of Salon at the conversion rate determined by dividing the Series C Preferred Stock per share price of $800 by the Series C Conversion Price of $0.80, or at the rate of one share of Series C Preferred Stock to 1,000 shares of common stock. If converted, the Company’s shares of Series C Preferred Stock represent 843,000 shares or 7.4% of Salon’s common stock outstanding as of June 30, 2012. The investment in Salon is valued at the converted common stock value of $.10 per share, or $84,300 at June 30, 2012.

Item 2.  Management's Discussion and Analysis and Results of Operations (concluded)

In conjunction with making the investment in Salon, the Company received warrants to purchase common stock in Salon. In 2006, the Company exercised its warrants to purchase a total of 79,970 shares of common stock of Salon. The investment in common shares of Salon is valued at $.10 per share, or $7,997 at June 30, 2012.

The quoted market price for the Salon Media Group at June 30, 2012 was $.14, however, as we recorded an other-than-temporary loss on these securities in 2009 (down to $.10 per share), we did not adjust the carrying value for this subsequent recovery in value.

As of July 13, 2012, 2012, Salon’s common stock was quoted at $.01 per share.  There can be no assurance that a market will continue to exist for either the Series C Preferred Stock or the common stock of Salon.

The Company owns 78,000 shares of Flexi International Software stock and accounts for this investment as an available-for-sale security on its balance sheet. The investment in common shares of Flexi is valued at $.04 and $.10 per share, or $3,120 and $7,800 at June 30, 2012 and December 31, 2011, respectively. For the six months ended June 30, 2012, the Company recorded a related unrealized loss of $4,680.

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

We conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation our chief executive officer and chief financial officer have concluded that, as of June 30, 2012, our disclosure controls and procedures are not effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting for the three-months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our evaluation, management concluded that, as of June  30, 2012, our internal control over financial reporting was not effective based on those criteria because of the existence of the following material weaknesses.

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

IRONSTONE GROUP, INC.
a Delaware corporation

Date: August 1, 2012
	By:	/s/ William R. Hambrecht
William R. Hambrecht
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William R. Hambrecht	Director, Chief Executive Officer	August 1, 2012
William R. Hambrecht
(Principal Executive Officer)

/s/ Quock Q. Fong	Chief Financial Officer	August 1, 2012
Quock Q. Fong

/s/ Robert H. Hambrecht	Director, Secretary	August 1, 2012
Robert H. Hambrecht

/s/ Denis T. Rice	Director	August 1, 2012
Denis T. Rice