Form 10-K
period 2012-12-31
IRONSTONE GROUP INC
filed 2013-03-27
CIK 723269

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-12346

IRONSTONE GROUP, INC.
(Name of Registrant as specified in its charter)

Delaware	95-2829956
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

The approximate aggregate market value of voting stock held by non-affiliates of the Registrant was $35,140 as of December 31, 2012 based on the closing bid price on December 31, 2012.  Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily conclusive.

Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [X]    No[  ]

As of December 31, 2012, 1,872,964 shares of Common Stock, $0.01 par value, were outstanding.

TABLE OF CONTENTS

		Page
PART I:

Item 1.	Description of Business	3
Item 1A.	Risk Factors	3
Item 1B.	Unresolved Staff Comments	3
Item 2.	Description of Property	3
Item 3.	Legal Proceedings	3
Item 4.	Submission of Matters to a Vote of Security Holders	3

PART II:

Item 10.	Directors and Executive Officers of the Registrant	20
Item 11.	Executive Compensation	21-22
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	23
Item 13.	Certain Relationships and Related Transactions	23
Item 14.	Principal Accountant Fees and Services	24

PART IV

Item 15.	Exhibits, Financial Statement Schedules	24

SIGNATURES		25

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

BUSINESS STRATEGY

Currently, the Company is reviewing options and new business opportunities.  At December 31, 2012, the Company had $15,778 in marketable securities, $3,378 in cash, $1,075,870 in non-marketable investment and tax loss carry-forwards at its disposal.

There can be no assurance that the Company will acquire businesses, form additional alliances, or expand its existing services.  Failure to expand the scope of services provided by the Company may have an adverse effect on the Company’s results of operations.

EMPLOYEES

As of December 31, 2012, the Company had one part-time employee.  This employee received no compensation and is not subject to a collective bargaining agreement.

ITEM 1A.  RISK FACTORS

The company’s main asset is an investment in TangoMe, Inc. and Salon Media Group, Inc. There can be no assurance that a market will continue to exist for TangoMe, Inc. or Salon Media Group, Inc.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  DESCRIPTION OF PROPERTY

The Company’s principal executive offices are located at Pier 1, Bay 3, San Francisco, California 94111 and its telephone number is (415) 551-3260.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of stockholders during 2012.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information regarding the recent trading activity of the Company‘s Common Stock is reported on the OTC Bulletin Board and the Company is not aware of any recent material trading activity in shares of its Common Stock. As of December 31, 2012, there were approximately 500 holders of record of the Company’s Common Stock.  The Company has not paid cash dividends on its Common Stock since its inception and does not intend to pay cash dividends on its Common Stock in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

Year Ended December 31	2012	2011

Net revenues

Net loss	$141,392	$80,756

Unrealized gain (loss) on holdings	$37,700	$(49,269)

Comprehensive gain (loss)	$(103,692)	$(130,025)

Cash and cash equivalents	$3,378	$5,154

Marketable securities	$15,778	$11,798

Non-marketable securities	$1,075,870	$42,150

Total assets	$1,095,026	$59,102

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

RESULTS OF OPERATIONS

Year ended December 31, 2012

Operating expenses for 2012 totaled $45,295, an increase of $11,008 or 32.1% as compared to 2011. The increase was primarily due to a increase in professional fees of $5,816 and amortization expense of $4,214. Interest expense for 2012 totaled $96,097, an increase of $49,628 or 106.8% as compared to 2011. The increase was due to an increase in  borrowings.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $65,776 for the year ended December 31, 2012, and $61,412 for the year ended December 31, 2011. We have working capital at December 31, 2012 of $647,441, and negative working capital at December 31, 2011 of $653,832. The positive change is due to paying off short term debt and issuing a long term note payable. Cash decreased by $2,076 from $5,154 at December 31, 2011 to $3,378 at December 31, 2012.

The Company has a line of credit arrangement with First Republic Bank with a borrowing limit of $350,000 with interest based upon the lender’s prime rate. Interest is payable monthly at 7.75%. The line is guaranteed by William R. Hambrecht, Chief Executive Officer, Director and Robert H. Hambrecht, Secretary, Director. The line of credit is due on demand and is secured by all of the Company’s business assets. At December 31, 2012, the outstanding balance under the line was $350,000.

During the year the Company borrowed from Mr. William R Hambrecht $64,000 with interest at 7.75% per annum. On March 30, 2012 $5,000 was repaid by the issuance of common stock. At December 31, 2012 the total outstanding amount borrowed from Mr. William R Hambrecht was $59,000.

On March 30, 2012 the Company issued a note in the principal amount of $1,000,000 to Shea Ventures, LLC. The note matures on March 31, 2017, bears interest at a rate of 8% which is payable in kind and is secured by the assets of the Company. In connection with note, Shea Ventures was granted a warrant to purchase 187,296 common shares of the Company at a nominal price per share.

The Company may obtain additional equity or working capital through additional bank borrowings and public or private sales of equity securities and exercises of outstanding stock options. The Company may also borrow additional funds from Mr. William R. Hambrecht. There can be no assurance, however, that such additional financing will be available on terms favorable to the Company, or at all.

While the Company explores new business opportunities, the primary capital resource of the Company is the March 30, 2012 purchase of 468,121 shares of TangoMe, Inc. The investment in TangoMe, Inc. is valued at a price of $2.1362 per share, or $1,000,000 at December 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES (continued)

Also another capital resource of the Company is 843 shares of Series C Preferred Stock of Salon Media Group, Inc. (“Salon”). These shares were converted on December 31, 2003 from Convertible Promissory Notes purchased by the Company and are convertible to common stock at any time.  The Series C Preferred Stock is convertible into common stock of Salon at the conversion rate determined by dividing the Series C Preferred Stock per share price of $800 by the Series C Conversion Price of $0.80, or at the rate of one share of Series C Preferred Stock to 1,000 shares of common stock. If converted, the Company’s shares of Series C Preferred Stock represent 843,000 shares or 6.7% of Salon’s common stock outstanding as of December 31, 2012. The investment in Salon is valued at the converted common stock value of $.09 per share, or $75,870, at December 31, 2012.

In conjunction with making the investment in Salon, the Company received warrants to purchase common stock in Salon.  In 2006, the Company exercised its warrants to purchase a total of 79,970 shares of common stock of Salon. The investment in common shares of Salon is valued at $.09 per share, or $7,198, at December 31, 2012. Additionally, the Company has an investment in another available for sale security with a fair value of $8,580 at December 31, 2012.

As of March 20, 2013, Salon’s common stock was trading at $.22 per share.  There can be no assurance that a market will continue to exist for either the Series C Preferred Stock or the common stock of Salon.

ITEM  7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Ironstone Group, Inc.

We have audited the accompanying consolidated balance sheets of Ironstone Group, Inc. and Subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2012. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ironstone Group, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Madsen & Associates CPA’s, Inc.

Murray, Utah
March 26, 2013

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2012

	2012	2011

ASSETS:
Current assets:
Cash	$3,378	$5,154
Marketable securities available for sale, at fair value	8,580	7,800
Salon Media Group, Inc. common stock, at fair value	7,198	3,998
Salon Media Group, Inc. Series C Preferred, at fair value	75,870	42,150
TangoMe Inc Preferred, at fair value	1,000,000	-

Total assets	$1,095,026	$59,102

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Line of credit borrowings	$350,000	$350,000
Note payable to related party	59,000	279,500
Accounts payable and accrued expenses	38,585	83,434

Total current liabilities	447,585	712,934

Note payable net of discount of $51,974	1,009,519	-

Total liabilities	1,457,104

Stockholders' equity:
Preferred stock,$0.01 par value, 5,000,000 shares authorized of which there are no issued and outstanding shares
Common stock,$0.01 par value, 25,000,000 shares authorized of which 2,618,500 shares are issued and 1,872,964 shares are outstanding on December 31, 2012; 1,487,644 shares are issued and 742,108 shares are outstanding on December 31, 2011	26,188	14,878
Additional paid-in capital	21,554,521	21,170,385
Accumulated deficit	(21,410,594)	(21,269,202)
Accumulated other comprehensive loss	(9,619)	(47,319)
	160,496	(131,258)
Less: Treasury Stock, 745,536 shares, at cost	(522,574)	(522,574)

Total stockholders' equity	(362,078)	(653,832)

Total liabilities and stockholders' equity	$1,095,026	$59,102

The accompanying notes are an integral part of these consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)
Years Ended December 31, 2012, and 2011

	2012	2011

Operating expenses:
Professional fees	$37,386	$31,570
State filing fee	2,721	2,037
Amortization	4,214
General and administrative expenses	974	680
Total operating expenses	45,295	34,287

Loss from operations	(45,295)	(34,287)

Other income (expense):
Interest expense	(96,097)	(46,469)

Net (loss)	$(141,392)	$(80,756)

COMPREHENSIVE (LOSS), NET OF TAX:
Net (loss)	$(141,392)	$(80,756)
Unrealized holding gain (loss) arising during the year	37,700	(49,269)

Comprehensive (loss)	$(103,692)	$(130,025)

Basic and diluted loss per share:
Net loss per share	$(0.09)	$(0.11)
Weighted average shares	1,594,885	742,108

The accompanying notes are an integral part of these consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2012 and 2011

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Total

Balances, January 1, 2011	1,487,644	$14,878	$21,170,385	$(21,188,446)	$1,950	745,536	$(522,574)	$(523,807)

Unrealized Loss					(49,269)			(49,269)

Net (loss)				(80,756)				(80,756)

								-

Balances, December 31, 2011	1,487,644	14,878	21,170,385	(21,269,202)	(47,319)	745,536	(522,574)	(653,832)

Shares issued	1,130,856	11,310	327,948					339,258
Discount on Note Payable			56,188					56,188

Unrealized Gain					37,700			37,700
								-
Net (loss)				(141,392)				(141,392)

Balances, December 31, 2012	2,618,500	$26,188	$21,554,521	$(21,410,594)	$(9,619)	745,536	$(522,574)	$(362,078)

The accompanying notes are an integral part of these consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended Decenber 31, 2012 and 2011

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	(141,392)	$(80,756)
Adjustment to reconcile net loss to net cash used in operating activities
Discount amortization	4,214
Changes in operating assets and liabilities:
Accounts payable and Accrued expenses	71,402	19,344
Net cash used in operating activities	(65,776)	(61,412)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchased non-marketable -TangoMe Inc	(1,000,000)	-
Net cash used in investing activities	(1,000,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable to related party	64,000	65,000
Note payable	1,000,000
Net cash provided by financing activities	1,064,000	65,000

Net increase (decrease) in cash	(1,776)	3,588

Cash at beginning of year	5,154	1,566

Cash at end of year	$3,378	$5,154

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$27,199	$27,125

Supplemental disclosure of noncash financing activities
Issuance of common stock for note payable ($284,500) and accrued interest ($54,757) to related party.	$339,257	$-

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

Marketable Securities

Marketable securities have been classified by management as available for sale in accordance with ASC 320, marketable securities are recorded at fair value and any unrealized gains and losses are excluded from earnings and reported as a separate component of shareholders’ equity until realized.  The fair value of the Company’s marketable securities and investments at December 31, 2012 is based on quoted market prices. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis.  For marketable securities for which there is an other-than-temporary impairment, an impairment loss is recognized as a realized loss, and related adjustments are not made for recovery in value.

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

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Loss per Share

Basic loss per share (“EPS”) excludes dilution and is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares actually outstanding during the period.  Diluted EPS reflects the dilution from potentially dilutive securities, except where inclusion of such potentially dilutive securities would have an anti-dilutive effect, using the average stock price during the period in the computation and because of the net loss for the periods presented. As of December 31, 2012, the Company does not have any potentially dilutive securities.

Stock Based Compensation

The Company has not offered any equity-based compensation to any of its employees or officers for the years ended December 31, 2012 and 2011.  Additionally, there are no outstanding options.

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

Description	Quoted Market Prices In Active Markets (Level 1)	Significant Other Observable Input (Level 2)	Significant Other Unobservable Input (Level 3)	Total Carrying Value In The Consolidated Balance Sheet at December 31, 2012

Securities available for sale	$15,778	$1,075,870	-	$1,091,648

Description	Quoted Market Prices In Active Markets (Level 1)	Significant Other Observable Input (Level 2)	Significant Other Unobservable Input (Level 3)	Total Carrying Value In The Consolidated Balance Sheet at December 31, 2011

Securities available for sale	$11,798	$42,150	-	$53,948

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. INVESTMENTS

TANGO ME, INC.

On March 30, 2012, the Company purchased 468,121 shares of Series A Preferred stock from William R. Hambrecht at $2.1362 per share ($1,000,000). The value of this transaction was determined using the fair value of similar securities sold to unrelated third parties. There was no change in the fair value of this investment to December 31, 2012.

SALON MEDIA GROUP, INC.

The Company owns 843 shares of Series C Preferred Stock of Salon Media Group, Inc. (“Salon”). These shares resulted from the December 31, 2003 conversion of Convertible Promissory Notes purchased by the Company and are convertible to common stock at any time. The Series C Preferred Stock is convertible into common stock of Salon at the conversion rate determined by dividing the Series C Preferred Stock per share price of $800 by the Series C Conversion Price of $0.80, or at the rate of one share of Series C Preferred Stock to 1,000 shares of common stock. If converted, the Company’s shares of Series C Preferred Stock represent 843,000 common shares of Salon or 6.7% of Salon’s common stock outstanding as of December 31, 2012. The investment in Series C Preferred Stock of Salon is valued at the converted common stock value of $.09 and $.05 per share, or $75,870 and $42,150 at December 31, 2012 and 2011, respectively. For the year ended December 31, 2012 the Company recorded a related unrealized gain of $33,720

Additionally, in conjunction with making the investment in Salon, the Company received warrants to purchase common stock in Salon. In 2006, the Company exercised its warrants to purchase a total of 79,970 shares of common stock of Salon. The investment in common shares of Salon is valued at $.09 and $.05 per share, or $7,198 and $3,998 at December 31, 2012 and 2011, respectively. . For the year ended December 31, 2012 the Company recorded a related unrealized gain of $3,200.

FLEXI INTERNATIONAL

The Company owns 78,000 shares of Flexi International Software stock and accounts for this investment as an available-for-sale security on its balance sheet. The investment in common shares of Flexi is valued at $.11 and $.10 per share, or $8,580 and $7,800 at December 31, 2012 and 2011, respectively. . For the year ended December 31, 2012 the Company recorded a related unrealized gain of $780.

4. RELATED PARTY TRANSACTIONS

A Director and a former President and Chief Executive Officer of Salon is the sister of a member of the Board of Directors and the daughter of the Chief Executive Officer.

Mr. William R Hambrecht, Chief Executive Officer is a minority shareholder in Salon Media Group.

To meet its cash needs during the year 2012, the Company borrowed $64,000 from Mr. William R Hambrecht, Chief Executive Officer, at the same interest rate charged by First Republic Bank on its line of credit. Interest is payable to Mr. Hambrecht monthly.

On March 30, 2012 Company paid the loan and interest due William R. Hambrecht in the amount of $339,257 through the issuance of 1,130,856 shares at a price of $.30 per share.

On December 31, 2012, the Company combined all the various notes payable, which were issued at various times to Mr. William R. Hambrecht, to one note for $59,000 at 7.75% interest, with a December 31, 2013 maturity.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In connection with the note agreement, the Company also issued warrants to this third party to purchase 187,296 shares of the Company’s common stock, at a price of $1. If the third party elects to purchase only a portion of the allotted shares, then the purchase price shall be prorated for the portion purchased. The warrants were separately valued using the Black-Scholes model, and it was determined the fair value of the warrants at March 31, 2012 was $56,188. This amount has been recorded as a discount on the $1,000,000 note payable and will be amortized over the 10 year term of the warrant.

The inputs to the Black-Scholes model were as follows:  Stock price at March 31, 2012 of $.30; Exercise price of $.000005; Expected term of 10 years; Risk-free interest rate of 4.84%; Dividend rate of 0; Volatility of 60%. All 187,296 warrants were issued and outstanding at December 31, 2012.

	Shares	Exercise Price	Expiration
Options outstanding at January 1, 2012	0
Granted	187,296	.000005	March 31,2017

Options outstanding at December 31, 2012	187,296

6. LINE OF CREDIT ARRANGEMENT

The Company has a line of credit arrangement with First Republic Bank (the “lender”) with a borrowing limit of $350,000 with interest based upon the lender’s prime rate. Interest is payable monthly at 7.75% at December 31, 2012. The line is guaranteed by William R. Hambrecht, Chief Executive Officer, Director and Robert H. Hambrecht, Secretary, Director. The line of credit is due on demand and is secured by all of the Company’s business assets. At December 31, 2012, the outstanding balance under the line was $350,000. The total recorded interest expense on this note for the year ended December 31, 2012 and December 31 2011 was $28,388 and $27,125 respectively.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. INCOME TAXES

ASC 740, “Income Taxes” requires the recognition of deferred tax assets and liabilities for the expected future consequences of events that have been recognized in the financial statements or tax returns.  Deferred income taxes reflect the net tax effects of (i) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (ii) operating loss and tax credit carryforwards.  The tax effects of significant items comprising the Company's deferred income taxes at December 31, 2012 and 2011 are as follows:

	2012	2011
Deferred tax assets:
Operating loss carryforward	$761,000	$726,000
Unrealized loss on marketable securities	300,000	314,000
Less valuation allowance	(1,061,000)	(1,040,000)
Deferred tax assets – net	-
Deferred tax liability – unrealized gain on marketable securities	-
Deferred income taxes – net	$-	$-

The reasons for the difference between the amount computed by applying the statutory federal income tax rate to losses before income tax benefit and the actual income tax benefit for the years ended December 31, 2012 and 2011 are as follows:

	2012	2011
Expected income tax benefit	$48,000	$27,400
State income tax benefit, net of federal tax	7,000	4,000
Total before valuation allowance	(55,000)	(31,400)
Change in valuation allowance	55,000	31,400
Income tax benefit	$-	$-

The overall increase in valuation allowance for the year ended December 31, 2012 of 21,000 includes increase of $55,000 for 2012 operating losses, decrease of $15,000 for unrealized gain offset by a decrease of $19,000 due to the expiration of net operating loss carryforwards

Section 382 of the Internal Revenue Code of 1986, as amended, imposes an annual limitation on the availability of net operating loss carryforwards to offset taxable income when an ownership change occurs. Due to the redemption of shares of common stock in 2003, the Company underwent such an “ownership change.” Therefore, the Company’s use of losses incurred through the date of the “ownership change” will be limited to approximately $49,000 per year.

In the opinion of management, based on the uncertainty that the Company will be able to generate taxable income in the future, the realization of the loss carryforwards is not likely and, accordingly, a valuation allowance has been recorded to offset such amount in its entirety.

The Company is subject to taxation in the U.S. and the state of California. All tax years are subject to examination by the U.S. and California tax authorities due to the carryforward of unutilized net operating losses. The Company had no accrual for interest or penalties on the balance sheet at December 31, 2012 and 2011.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. SHAREHOLDERS’ EQUITY

Treasury Stock – On September 15, 2003, the Board of Directors authorized the Company to purchase 745,536 shares of Company common stock at $0.70 per share for an aggregate purchase price of $521,875. The repurchase represented 50.11% of the issued and outstanding shares of the Company. During the year ended December 31, 2008, the Company paid $699 for fractional Treasury shares. As of December 31, 2012, the treasury shares are held by the Company.

Preferred Stock – The Company is authorized to issue up to five million shares of preferred stock without further shareholder approval; the rights, preferences and privileges of which would be determined at the time of issuance.  No shares have ever been issued.

Stock Option Plans -- The Company has adopted a 1989 Equity Incentive Plan, a 1993 Non-Employee Directors' Stock Option Plan and a 1994 Equity Incentive Plan (collectively, the "Plans").  In March 1994, the 1989 Equity Incentive Plan was amended to reduce the number of shares reserved there under and the Board of Directors determined that no further grants would be made under this plan. As of December 31, 2012 and 2011, 331,680 shares were available for grant under the Plans. The Plans provide for incentive stock options to be granted at times and prices determined by the Company’s Board of Directors, to be granted at not less than 100% of the fair value of the Company’s common stock on the date of grant. Options are generally subject to a three or four-year vesting schedule. Options issued under the Plans expire at the earlier of the end of the exercise period of no more than ten years from the date of grant or 90 days following the grantee’s end of service to the Company.

On March 30, 2012 the Company paid the loan and interest due William R. Hambrecht in the amount of $339,257 through the issuance of 1,130,856 shares at a price of $.30 per share.

At December 31, 2012, there is no unrecognized employee compensation relating to options that is expected to be recognized in future periods.

9. GOING CONCERN

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

We conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation our chief executive officer and chief financial officer have concluded that, as of December 31, 2012, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting for the three-months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our evaluation, management concluded that, as of December 31, 2012, our internal control over financial reporting was not effective based on those criteria because of the existence of the following material weaknesses.

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

ITEM 9B.    OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, AND EXECUTIVE OFFICERS OF THE REGISTRANTS

DIRECTORS

Name	Age	Director Since

William R. Hambrecht	77	2003

Robert H. Hambrecht	46	2003

Denis T. Rice	80	2012

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

Denis T. Rice is Senior Counsel with the law firm of Arnold & Porter LLP in San Francisco, which combined in 2012 with the Howard Rice law firm of which Mr. Rice was a founding partner. The California State Bar bestowed its annual Lifetime Achievement Award in Business Law on Mr. Rice in 2009. He has am A. B. degree from the Woodrow Wilson School of Public and International Affairs at Princeton University.

EXECUTIVE OFFICERS

The following table sets forth the names, ages and positions of the Company’s executive officers as of December 31, 2012.  A summary of the background and experience of each of these individuals is set forth after the table.

Name	Age	Position

William R. Hambrecht	77	Chief Executive Officer

Robert H. Hambrecht	46	Secretary

Quock Q. Fong	78	Chief Financial Officer

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

COMPENSATION OF EXECUTIVE OFFICERS

SUMMARY OF COMPENSATION

The following table shows that, for the fiscal year ended December 31, 2012, no compensation was awarded or paid to, or earned by, the Company’s Chief Executive Officer or the Company’s Chief Financial Officer.

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS	OPTION AWARDS	NON-EQUITY INCENTIVE PLAN	OTHER COMPENSATION ($)	TOTAL

William R. Hambrecht Chief Executive Officer	2012	--	--	-	--	-	--

Quock Q. Fong Chief Financial Officer	2012	--	--	-	--	-	--

STOCK OPTION GRANTS AND EXERCISES

The 1994 Equity Incentive Plan (the “Plan”) provides for the grant of (i) both incentive and non-statutory stock options and (ii) rights to purchase restricted stock, together “Stock Awards”, to the Company’s directors, officers and employees.  Directors who are not salaried employees of or consultants to the Company or to any affiliate of the Company are not eligible to participate in the Plan.  As of December 31, 2012, no options were outstanding under the Plan, no shares had been purchased pursuant to the Plan and 331,680 shares remained available for future issuance there under.

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

No options or rights to purchase restricted stock were granted to the Company’s executive officer during the fiscal year ended December 31, 2012.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of the Company’s Common Stock as of December 31, 2012 by:  (i) each director and nominee for director;  (ii) all officers and directors of the Company as a group; and (iii) all those known by the Company to be beneficial owners of more than five percent of its Common Stock.

BENEFICIAL OWNERSHIP (1)

BENEFICIAL OWNER	NUMBER OF SHARES OF COMMON STOCK	PERCENT TOTAL (2)

William R. Hambrecht	1,584,092	84.6
Pier 1, Bay 3
San Francisco, CA 94111

Edmund H. Shea, Jr. (deceased) and related entities	113,173	6.0
655 Brea Canyon Road
Walnut, CA 91789

All executive officers and directors as a group (2 persons)	1,697,265	90.6

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

(2)	Applicable percentages are based on 1,872,964 shares outstanding on December 31, 2012 adjusted as required by rules promulgated by the SEC.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate audit fees billed by our independent registered accountant for the years ended December 31, 2011 and December 31, 2012 were $16,100 and $21,135 respectively. There were no tax fees or other fees paid to our independent registered accountant in the last two fiscal years.

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

2.	Financial Statement Schedules None

3.	Exhibits The following Exhibits are filed as part of, or incorporated by reference into, this Report.

Exhibit Number	Description

21.1	Subsidiaries of Ironstone Group, Inc.
31.1	Section 302 - Principal Executive Officer Certification
31.2	Section 302 - Principal Financial Officer Certification
32.1	Section 1350 – Certification – Chief Executive Officer
32.2	Section 1350 – Certification – Chief Financial Officer
101.INS* XBRL	Instance Document.
101.SCH*XBRL	Taxonomy Extension Schema Document.
101 CAL*XBRL	Taxonomy Extension Calculation Linkbase Document.
101 DEF*XBRL	Taxonomy Extension Definition Linkbase Document.
101 LAB*XBRL	Taxonomy Extension Label Linkbase Document.
101 PRE*XBRL	Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

IRONSTONE GROUP, INC.
a Delaware corporation

Date: March 26, 2013	By:	/s/ William R. Hambrecht
William R. Hambrecht
Chief Executive Officer

Date: March 26, 2013	By:	/s/ Quock Q. Fong
Quock Q. Fong
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William R. Hambrecht	Director, Chief Executive Officer,	March 26, 2013
(Principal Executive Officer)

/s/ Quock Q. Fong	Chief Financial Officer,	March 26, 2013
Quock Q. Fong	(Principal Financial Officer)

/s/ Robert H. Hambrecht	Director, and Secretary	March 26, 2013
Robert H. Hambrecht

s/ Denis T. Rice	Director	March 26, 2013
Denis T. Rice