Form 10-Q
period 2013-03-31
IRONSTONE GROUP INC
filed 2013-05-09
CIK 723269

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 26, 2013, 1,872,964 shares of Common Stock, $0.01 par value, were outstanding.

TOTAL NUMBER OF PAGES:   19   INDEX TO EXHIBITS AT PAGE: N/A

IRONSTONE GROUP, INC. AND SUBSIDIARIES
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed consolidated balance sheets at March 31, 2013 and December 31, 2012	3

Condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2013 and 2012	4

Condensed consolidated statements of cash flows for the three months ended March 31, 2013 and 2012	5

Notes to condensed consolidated financial statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	12

Item 4T. Controls and Procedures	13

PART II—OTHER INFORMATION

Item 6. Exhibits	14

Signatures	15
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(unaudited)	(audited)

ASSETS:
Current assets:
Cash	$2,585	$3,378
Marketable securities available for sale, at fair value	6,240	8,580
Salon Media Group, Inc. common stock, at fair value	7,997	7,198
Salon Media Group, Inc. Series C Preferred, at fair value	84,300	75,870
TangoMe Inc Preferred, at fair value	1,000,000	1,000,000

Total assets	$1,101,122	$1,095,026

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Line of credit borrowings	$350,000	$350,000
Note payable to related party	69,000	59,000
Accounts payable and accrued expenses	43,023	38,585

Total liabilities	462,023	447,585

Note payable	1,031,848	1,009,519

Total liabilities	1,493,871	1,457,104

Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized of which there are no issued and outstanding shares
Common stock, $0.01 par value, 25,000,000 shares authorized, 2,618,500 shares are issued and 1,872,964 are outstanding	26,188	26,188
Additional paid-in capital	21,554,521	21,554,521
Accumulated deficit	(21,448,154)	(21,410,594)
Accumulated other comprehensive loss	(2,730)	(9,619)
	129,825	160,496
Less: Treasury Stock, 745,536 shares, at cost	(522,574)	(522,574)

Total stockholders' equity	(392,749)	(362,078)

Total liabilities and stockholders' equity	$1,101,122	$1,095,026

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended March 31,
	2013	2012

Operating expenses:
Professional fees	$2,770	$1,308
State filing fee	4,600
Amortization	1,390
General and administrative expenses	90	264
Total operating expenses	8,850	1,572

Loss from operations	(8,850)	(1,572)

Other income (expense):
Interest expense	(28,710)	(12,183)

Net (loss)	$(37,560)	$(13,755)

COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Net loss	$(37,560)	$(13,755)
Unrealized holding gain (loss) arising during the period	6,889	45,369
Comprehensive income (loss)	$(30,671)	$31,614

Basic and diluted:
Net loss per share	$(0.01)	$(0.01)
Weighted average shares outstanding	2,618,500	1,500,071

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,560)	$(13,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Discount amortization	1,390
Changes in operating assets and liabilities:
Accounts payable and Accrued expenses	25,377	5,421
Net cash used in operating activities	(10,793)	(8,334)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchased Non Marketable TangoMe, Inc		(1,000,000)
Net cash used in investing activities	-	(1,000,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable to related party	10,000	5,000
Note payable		1,000,000
Net cash provided from financing activities	10,000	1,005,000

Net increase (decrease) in cash	(793)	(3,334)

Cash at beginning of period	3,378	5,154

Cash at end of period	$2,585	$1,820

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$6,688	$6,763

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
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

Marketable Securities

Marketable securities have been classified by management as available for sale in accordance with ASC 320, marketable securities are recorded at fair value and any unrealized gains or losses are excluded from earnings and reported as a separate component of stockholders’ equity until realized. The fair value of the Company’s marketable securities and investments at March 31, 2013 is based on quoted market prices. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. For marketable securities for which there is an other-than-temporary impairment, an impairment loss is recognized as a realized loss, and related adjustments are not made for recovery in value.

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although Ironstone believes that the following disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2012.

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
March 31, 2013
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
March 31, 2013

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

Level 2
Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices forsimilar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

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

Description	Quoted Market Prices In Active Markets (Level 1)	Significant Other Observable Input ( Level 2)	Significant Other Unobservable Input (Level 3)	Total Carrying Value In The Consolidated Balance Sheet at March 31, 2013

Securities available for sale	$14,237	$1,084,300	-	$1,098,537

Description	Quoted Market Prices In Active Markets (Level 1)	Significant Other Observable Input ( Level 2)	Significant Other Unobservable Input (Level 3)	Total Carrying Value In The Consolidated Balance Sheet at December 31, 2012

Securities available for sale	$15,778	$1,075,870	-	$1,091,648

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(UNAUDITED)

3. INVESTMENTS

TANGO ME, INC.

On March 30, 2012, the Company purchased 468,121 shares of Series A Preferred stock from William R. Hambrecht at $2.1362 per share ($1,000,000). The value of this transaction was determined using the fair value of similar securities sold to unrelated third parties. There was no change in the fair value of this investment to March 31, 2013.

SALON MEDIA GROUP, INC.

The Company owns 843 shares of Series C Preferred Stock of Salon Media Group, Inc. (“Salon”).  These shares resulted from the December 31, 2003 conversion of Convertible Promissory Notes purchased by the Company and are convertible to common stock at any time. The Series C Preferred Stock is convertible into common stock of Salon at the conversion rate determined by dividing the Series C Preferred Stock per share price of $800 by the Series C Conversion Price of $0.80, or at the rate of one share of Series C Preferred Stock to 1,000 shares of common stock. If converted, the Company’s shares of Series C Preferred Stock represent 843,000 common shares of Salon, or 7.4% of Salon’s common stock outstanding as of March 31, 2013. The investment in Series C Preferred Stock of Salon is valued at the converted common stock value of $.10 and $.09 per share, or $84,300 and $75,870 at March 31, 2013 and December 31, 2012, respectively. For the three months ended March 31, 2013, the Company recorded a related unrealized gain of $8,430.

Additionally, in conjunction with making the investment in Salon, the Company received warrants to purchase common stock in Salon. In 2006, the Company exercised its warrants to purchase a total of 79,970 shares of common stock of Salon. The investment in common shares of Salon is valued at $.10 and $.09 per share, or $7,997 and $7,198 at March 31, 2013 and December 31, 2012, respectively. For the three months ended March 31, 2013, the Company recorded a related unrealized gain of $799.

The quoted market price for the Salon Media Group at March 31, 2012 was $.25; however, as we recorded an other-than-temporary loss on these securities in 2009 (down to $.10 per share), we did not adjust the carrying value for this subsequent recovery in value.

Flexi

The Company owns 78,000 shares of Flexi International Software stock and accounts for this investment as an available-for-sale security on its balance sheet. The investment in common shares of Flexi is valued at $.08 and $.11 per share, or $6,240 and $8,580 at March 31, 2013 and December 31, 2012, respectively. For the three months ended March 31, 2013, the Company recorded a related unrealized loss of $2,340.

4. RELATED PARTY TRANSACTIONS

A Director and a former President and Chief Executive Officer of Salon is the sister of a member of the Board of Directors and the daughter of the Chief Executive Officer.

Mr. William R Hambrecht, Chief Executive Officer is a minority stockholder in Salon Media Group.

On January 14, 2013 the Company borrowed $5,000 from Mr. William R. Hambrecht at 7.75% interest with a December 31, 2013 maturity.

On February 13, 2013 the Company borrowed $5,000 from Mr. William R. Hambrecht at 7.75% interest with a December 31, 2013 maturity.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(UNAUDITED)

5. STOCKHOLDERS’ EQUITY

Treasury Stock – On September 15, 2003, the Board of Directors authorized the Company to purchase 745,536 shares of Company common stock at $0.70 per share for an aggregate purchase price of $521,875. The repurchase represented 50.11% of the issued and outstanding shares of the Company. During the year ended December 31, 2008, the Company paid $699 for fractional Treasury shares. As of March 31, 2013 the treasury shares are held by the Company.

Preferred Stock – The Company is authorized to issue up to five million shares of preferred stock without further shareholder approval; the rights, preferences and privileges of which would be determined at the time of issuance. No shares have ever been issued.

Stock Option Plans -- The Company has adopted a 1989 Equity Incentive Plan, a 1993 Non-Employee Directors' Stock Option Plan and a 1994 Equity Incentive Plan (collectively, the "Plans"). In March 1994, the 1989 Equity Incentive Plan was amended to reduce the number of shares reserved there under and the Board of Directors determined that no further grants would be made under this plan. As of March 31, 2013, 331,680 shares were available for grant under the Plans (no options are issued or outstanding at March 31, 2013). The Plans provide for incentive stock options to be granted at times and prices determined by the Company’s Board of Directors, to be granted at not less than 100% of the fair value of the Company’s common stock on the date of grant. Options are generally subject to a three or four-year vesting schedule. Options issued under the Plans expire at the earlier of the end of the exercise period of no more than ten years from the date of grant or 90 days following the grantee’s end of service to the Company.

6. LINE OF CREDIT ARRANGEMENT

The Company has a line of credit arrangement with First Republic Bank (the “lender”) with a borrowing limit of $350,000 with interest based upon the lender’s prime rate. Interest is payable monthly at 7.75% at March 31, 2013. The line is guaranteed by William R. Hambrecht, Chief Executive Officer, Director and Robert H. Hambrecht, Secretary, Director. The line of credit is due on demand and is secured by all of the Company’s business assets. At March 31, 2013, the outstanding balance under the line was $350,000.The total recorded interest expense on this note for the three months ended March 31, 2013 and 2012 was $6,688 and $6,763 (this amount was also paid during each respective period).

7. GOING CONCERN

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

Results of Operations

Comparison of 2013 to 2012

Operating expenses for the three-month period ended March 31, 2013 increased $7,278 or 463% as compared to the same period in 2012. This was primarily due to an increase in professional fees, note amortization and state filing fees .

Liquidity and Capital Resources

Net cash used in operating activities for the three months ended March 31, 2013 was $10,793. We have working capital at March 31, 2013 and at December 31, 2012 of $639,099 and $647,441, respectively.

To meet its cash needs during the first quarter of 2013, William R. Hambrecht lent $10,000 to the Company.

The Company may obtain additional equity or working capital through additional bank borrowings and public or private sales of equity securities and exercises of outstanding stock options. There can be no assurance, however, that such additional financing will be available on terms favorable to the Company, or at all.

While the Company explores new business opportunities the primary capital resource of the Company is the March 30, 2012 purchase of 468,121 shares of TangoMe, Inc. The investment in TangoMe, Inc. is valued at a price of $2.1362 per share, or $1,000,000 at March 31, 2013.

Also another capital resource of the Company is 843 shares of Series C Preferred Stock of Salon Media Group, Inc. (“Salon”). These shares were converted on December 31, 2003 from Convertible Promissory Notes purchased by the Company and are convertible to common stock at any time.  The Series C Preferred Stock is convertible into common stock of Salon at the conversion rate determined by dividing the Series C Preferred Stock per share price of $800 by the Series C Conversion Price of $0.80, or at the rate of one share of Series C Preferred Stock to 1,000 shares of common stock. If converted, the Company’s shares of Series C Preferred Stock represent 843,000 shares or 7.4% of Salon’s common stock outstanding as of March 31, 2013. The investment in Salon is valued at the converted common stock value of $.10 per share, or $84,300 at March 31, 2013.

Item 2.  Management's Discussion and Analysis and Results of Operations (concluded)

In conjunction with making the investment in Salon, the Company received warrants to purchase common stock in Salon. In 2006, the Company exercised its warrants to purchase a total of 79,970 shares of common stock of Salon. The investment in common shares of Salon is valued at $.10 per share, or $7,997 at March 31, 2013.

The quoted market price for the Salon Media Group at March 31, 2013 was $.25, however, as we recorded an other-than-temporary loss on these securities in 2009 (down to $.10 per share), we did not adjust the carrying value for this subsequent recovery in value.

As of April 26, 2013, Salon’s common stock was quoted at $.25 per share.  There can be no assurance that a market will continue to exist for either the Series C Preferred Stock or the common stock of Salon.

The Company owns 78,000 shares of Flexi International Software stock and accounts for this investment as an available-for-sale security on its balance sheet. The investment in common shares of Flexi is valued at $.08 and $.11 per share, or $6,240 and $8,580 at March 31, 2013 and December 31, 2012, respectively. For the three months ended March 31, 2013, the Company recorded a related unrealized loss of $2,340.

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

We conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation our chief executive officer and chief financial officer have concluded that, as of March 31, 2013, our disclosure controls and procedures are not effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting for the three-months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2013. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our evaluation, management concluded that, as of March 31, 2013, our internal control over financial reporting was not effective based on those criteria because of the existence of the following material weaknesses.

1)	The Company does not have an adequate number of independent board members nor therefore an independent audit committee.

2)	Our limited number of employees results in the Company’s inability to have a sufficient segregation of duties within its accounting and financial reporting activities.

These absences constitute material weaknesses in the Company’s corporate governance structure. These weaknesses were also reported in our December 31, 2012 Form 10-K filing.

Item 5. Other Information

PART II – OTHER INFORMATION

Item 6.  Exhibits

31.1	Section 302 – Principal Executive Officer Certification
31.2	Section 302 – Principal Financial Officer Certification
32.1	Section 1350 – Certification – Chief Executive Officer
32.2	Section 1350 – Certification – Chief Financial Officer

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL
information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

IRONSTONE GROUP, INC.
a Delaware corporation

Date: May 2, 2013
	By:	/s/ William R. Hambrecht
William R. Hambrecht
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William R. Hambrecht	Director, Chief Executive Officer	May 2, 2013
William R. Hambrecht	(Principal Executive Officer)

/s/ Quock Q. Fong	Chief Financial Officer	May 2, 2013
Quock Q. Fong

/s/ Robert H. Hambrecht	Director, Secretary	May 2, 2013
Robert H. Hambrecht

/s/ Denis T. Rice	Director	May 2, 2013
Denis T. Rice