Form 10-Q
period 2013-06-30
IRONSTONE GROUP INC
filed 2013-08-13
CIK 723269

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 1, 2013, 1,872,964 shares of Common Stock, $0.01 par value, were outstanding.

TOTAL NUMBER OF PAGES: 20 INDEX TO EXHIBITS AT PAGE: N/A

IRONSTONE GROUP, INC. AND SUBSIDIARIES

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Condensed consolidated balance sheets at June 30, 2013 and December 31, 2012		3

Condensed consolidated statements of operations and comprehensive income (loss) for the three months ended June 30, 2013 and 2012 and for the six months ended June 30, 2013 and 2012		4

Condensed consolidated statements of cash flows for the six months ended June 30, 2013 and 2012		5

Notes to condensed consolidated financial statements		6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item4T.	Controls and Procedures	14

PART II—OTHER INFORMATION

Item 6.	Exhibits	15

Signatures		16
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

IRONSTONE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
	June 30, 2013	December 31, 2012

ASSETS:
Current assets:
Cash	$1,543	$3,378
Marketable securities available for sale, at fair value	7,800	8,580
Salon Media Group, Inc. common stock, at fair value	7,997	7,198
Salon Media Group, Inc. Series C Preferred, at fair value	84,300	75,870
TangoMe Inc. Preferred, at fair value	1,000,000	1,000,000

Total assets	$1,101,640	$1,095,026

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Line of credit borrowings	$350,000	$350,000
Note payable to related party	100,700	59,000
Accounts payable and accrued expenses	38,914	38,585

Total liabilities	489,614	447,585

Note payable	1,054,828	1,009,519

Total liabilities	1,544,442	1,457,104

Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized of which there are no issued and outstanding shares
Common stock, $0.01 par value, 25,000,000 shares authorized, 2,618,500 shares are issued and 1,872,964 are outstanding	26,188	26,188
Additional paid-in capital	21,558,391	21,554,521
Accumulated deficit	(21,503,637)	(21,410,594)
Accumulated other comprehensive income	(1,170)	(9,619)
	79,772	160,496
Less: Treasury Stock, 745,536 shares, at cost	(522,574)	(522,574)

Total stockholders' equity	(442,802)	(362,078)

Total liabilities and stockholders' equity	$1,101,640	$1,095,026

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2012	2013	2012

Operating expenses:
Professional fees	$17,535	$15,940	$20,305	$17,248
State filing fee	2,400	2,400	7,000	2,400
Amortization	1,390	2,809	2,780	2,809
General and administrative expenses	884	60	4,070	324
Total operating expenses	22,209	21,209	34,155	22,781

Loss from operations	(22,209)	(21,209)	(34,155)	(22,781)

Other income (expense):
Interest expense, net	(30,176)	(20,899)	(58,885)	(33,082)

Net (loss)	$(52,385)	$(42,108)	$(93,040)	$(55,863)

COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Net loss	$(52,385)	$(42,108)	$(93,040)	$(55,863)
Unrealized holding gain (loss) arising during the period	1,560	(3,900)	8,449	41,469
Comprehensive income (loss)	$(50,825)	$(46,008)	$(84,591)	$(14,394)

Basic and diluted loss per share:
Net loss per share	$(0.02)	$(0.02)	$(0.04)	$(0.04)
Weighted average shares	2,618,500	1,872,964	2,618,500	1,310,660

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(93,040)	$(55,863)
Adjustments to reconcile net loss to net cash used in operating activities:
Discount amortization	2,780	2,809
Stock-based compensation	3,870
Changes in operating assets and liabilities:	42,855	33,118
Accounts payable and Accrued expenses	(43,535)	(19,936)
Net cash used in operating activities

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchased Non Marketable TangoMe, Inc		(1,000,000)
Net cash used in investing activities	-	(1,000,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable to related party	41,700	19,000
Note payable		1,000,000
Net cash provided from financing activities	41,700	1,019,000

Net increase (decrease) in cash	(1,835)	(936)

Cash at beginning of period	3,378	5,154

Cash at end of period	$1,543	$4,218

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$13,525	$13,600

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

Marketable Securities

Marketable securities have been classified by management as available for sale in accordance with ASC 320, marketable securities are recorded at fair value and any unrealized gains or losses are excluded from earnings and reported as a separate component of stockholders’ equity until realized. The fair value of the Company’s marketable securities and investments at June 30, 2013 is based on quoted market prices. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. For marketable securities for which there is an other-than-temporary impairment, an impairment loss is recognized as a realized loss, and related adjustments are not made for recovery in value.

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

June 30, 2013

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

June 30, 2013

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

	Quoted Market Prices In Active Markets	Significant Other Observable Input	Significant Other Unobservable Input	Total Carrying Value In The Consolidated Balance Sheet at
Description	(Level 1)	(Level 2)	(Level 3)	June 30, 2013
Securities available for sale	$15,797	$1,084,300		$1,098,537

	Quoted Market Prices In Active Markets	Significant Other Observable Input	Significant Other Unobservable Input	Total Carrying Value In The Consolidated Balance Sheet at
Description	(Level 1)	(Level 2)	(Level 3)	December 31, 2012
Securities available for sale	$15,778	$1,075,870	-	$1,091,648

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(UNAUDITED)

3. INVESTMENTS

TANGO ME, INC.

On March 30, 2012, the Company purchased 468,121 shares of Series A Preferred stock from William R. Hambrecht at $2.1362 per share ($1,000,000). The value of this transaction was determined using the fair value of similar securities sold to unrelated third parties. There was no change in the fair value of this investment to June 30, 2013.

SALON MEDIA GROUP, INC.

The Company owns 1,926,857 shares of Common Stock of Salon Media Group, Inc. These shares resulted from the April 24, 2013 exchange of 843 shares of Series C Preferred Stock of Salon Media Group Inc. This investment of common shares of Salon is valued at the $.0438 and $.0394 per share, or $84,300 and $75,870 at June 30, 2013 and December 31, 2012 respectively. For the six months ended June 30, 2013 the company recorded a related unrealized gain of $8,430

Additionally, in conjunction with making the investment in Salon, the Company received warrants to purchase common stock in Salon. In 2006, the Company exercised its warrants to purchase a total of 79,970 shares of common stock of Salon. This investment in common shares of Salon is valued at $.10 and $.09 per share, or $7,997 and $7,198 at June 30, 2013 and December 31, 2012, respectively. For the six months ended June 30, 2013, the Company recorded a related unrealized gain of $799.

The quoted market price for the Salon Media Group at June 30, 2012 was $.13; however, as we recorded an other-than-temporary loss on these securities in 2009, we did not adjust the carrying value for this subsequent recovery in value.

Flexi

The Company owns 78,000 shares of Flexi International Software stock and accounts for this investment as an available-for-sale security on its balance sheet. The investment in common shares of Flexi is valued at $.10 and $.11 per share, or $7,800 and $8,580 at June 30, 2013 and December 31, 2012, respectively. For the six months ended June 30, 2013, the Company recorded a related unrealized loss of $780.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

Mr. William R Hambrecht, Chief Executive Officer is a minority stockholder in Salon Media Group.

On January 14, 2013 the Company borrowed $5,000 from Mr. William R. Hambrecht at 7.75% interest with a December 31, 2013 maturity.

On February 13, 2013 the Company borrowed $5,000 from Mr. William R. Hambrecht at 7.75% interest with a December 31, 2013 maturity.

On April 1, 2013 the Company borrowed $4,600 from Mr. William R. Hambrecht at 7.75% interest with a December 31, 2013 maturity.

On April 5, 2013 the Company borrowed $11,000 from Mr. William R. Hambrecht at 7.75% interest with a December 31, 2013 maturity.

On April 17, 2013 the Company borrowed $6,000 from Mr. William R. Hambrecht at 7.75% interest with a December 31, 2013 maturity.

On May 10, 2013 the Company borrowed $5,000 from Mr. William R. Hambrecht at 7.75% interest with a December 31, 2013 maturity.

On June 12, 2013 the Company borrowed $5,100 from Mr. William R. Hambrecht at 7.75% interest with a December 31, 2013 maturity.

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

The inputs to the Black-Scholes model were as follows: Stock price at March 31, 2012 of $.30; Exercise price of $.000005; Expected term of 10 years; Risk-free interest rate of 4.84%; Dividend rate of 0; Volatility of 60%. All 187,296 warrants were issued and outstanding at June 30, 2013.

	Shares	Exercise Price	Expiration
Options outstanding at January 1, 2012	0
Granted	187,296	.000005	March 31,2017

Options outstanding at June 30, 2013	187,296

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(UNAUDITED)

6. STOCKHOLDERS’ EQUITY

Treasury Stock – On September 15, 2003, the Board of Directors authorized the Company to purchase 745,536 shares of Company common stock at $0.70 per share for an aggregate purchase price of $521,875. The repurchase represented 50.11% of the issued and outstanding shares of the Company. During the year ended December 31, 2008, the Company paid $699 for fractional Treasury shares. As of June 30, 2013 the treasury shares are held by the Company.

Preferred Stock – The Company is authorized to issue up to five million shares of preferred stock without further shareholder approval; the rights, preferences and privileges of which would be determined at the time of issuance. No shares have ever been issued.

Stock Option Plans -- The Company has adopted a 2013 Equity Incentive Plan. As of January 30, 2013, 187,296 shares were available for grant under the Plan. The plan provide for incentive stock options to be granted at times and prices determined by the Company’s Board of Directors, to be granted to directors, officers and employees of the Company, as well as certain consultants and other persons providing services to the Company.

70,000 stock options were granted on January 30, 2013. The fair value of options granted under the Plan were estimated using the Black-Scholes model with following price and assumptions: Stock Price $.20, Exercise Price $.20, Time to Maturity 6.33 years, Risk-free Interest Rate 4%, Annualized Volatility 121%.

For the six months period ended June 30, 2013, the Company recorded share based compensation expense related to stock options in the amount of $3,870 on the 70,000 stock options issued January 30, 2013.

7. LINE OF CREDIT ARRANGEMENT

The Company has a line of credit arrangement with First Republic Bank (the “lender”) with a borrowing limit of $350,000 with interest based upon the lender’s prime rate. Interest is payable monthly at 7.75% at June 30, 2013. The line is guaranteed by William R. Hambrecht, Chief Executive Officer, Director and Robert H. Hambrecht, Director. The line of credit is due on demand and is secured by all of the Company’s business assets. At June 30, 2013, the outstanding balance under the line was $350,000.The total recorded interest expense on this note for the six months ended June 30, 2013 and 2012 was $13,525 and $13,600 (this amount was also paid during each respective period).

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

Results of Operations

Comparison of 2013 to 2012

Operating expenses for the three-month period ended June 30, 2013 increased $1,000 or 5% as compared to the same period in 2012. This was primarily due to an increase note amortization and general administrative expenses

Operating expenses for the six-month period ended June 30, 2013 increased $11,374 or 50% as compared to the same period in 2012. This was primarily due to an increase in professional fees, state filing fees and general administrative expenses.

Liquidity and Capital Resources

Net cash used in operating activities for the six months ended June 30, 2013 was $43,535. We have working capital at June 30, 2013 and at December 31, 2012 of $632,026 and $647,441, respectively.

To meet its cash needs during the second quarter of 2013, William R. Hambrecht lent $31,700 to the Company.

The Company may obtain additional equity or working capital through additional bank borrowings and public or private sales of equity securities and exercises of outstanding stock options. There can be no assurance, however, that such additional financing will be available on terms favorable to the Company, or at all.

While the Company explores new business opportunities the primary capital resource of the Company is the March 30, 2012 purchase of 468,121 shares of TangoMe, Inc. The investment in TangoMe, Inc. is valued at a price of $2.1362 per share, or $1,000,000 at June 30, 2013.

Also another capital resource of the Company is 1,926,857 shares of Salon Media Group, Inc. common. These shares were converted on April 24, 2013 from 843 shares of Series C Preferred Stock. The investment in Salon is valued at a price of $.0438 per share, or $84,300 at June 30, 2013.

The quoted market price for the Salon Media Group, common at June 30, 2013 was $.13 per share, however, as we recorded an other-than-temporary loss on these securities in 2009, we did not adjust the carrying value for this subsequent recovery in value.

As of July 12, 2013, Salon’s common stock was quoted at $.12 per share. There can be no assurance that a market will continue to exist for the common stock of Salon.

Item 2. Management's Discussion and Analysis and Results of Operations (concluded)

In conjunction with making the investment in Salon, the Company received warrants to purchase common stock in Salon. In 2006, the Company exercised its warrants to purchase a total of 79,970 shares of common stock of Salon. The investment in common shares of Salon is valued at $.10 per share, or $7,997 at June 30, 2013.

The quoted market price for the Salon Media Group, common at June 30, 2013 was $.13 per share, however, as we recorded an other-than-temporary loss on these securities in 2009 (down to $.10 per share), we did not adjust the carrying value for this subsequent recovery in value.

As of July 12, 2013, Salon’s common stock was quoted at $.12 per share. There can be no assurance that a market will continue to exist for the common stock of Salon.

The Company owns 78,000 shares of Flexi International Software stock and accounts for this investment as an available-for-sale security on its balance sheet. The investment in common shares of Flexi is valued at $.10 and $.11 per share, or $7,800 and $8,580 at June 30, 2013 and December 31, 2012, respectively. For the six months ended June 30, 2013, the Company recorded a related unrealized loss of $780.

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

We conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation our chief executive officer and chief financial officer have concluded that, as of June 30, 2013, our disclosure controls and procedures are not effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting for the three-months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our evaluation, management concluded that, as of June 30, 2013, our internal control over financial reporting was not effective based on those criteria because of the existence of the following material weaknesses.

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

Item 5. Other Information

On January 29, 2013 Helen Miazga was appointed Secretary, replacing Robert H Hambrecht in this position.

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

IRONSTONE GROUP, INC.
a Delaware corporation

Date: August 1, 2013
	By:	/s/ William R. Hambrecht
William R. Hambrecht
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William R. Hambrecht	Director, Chief Executive Officer	August 1, 2013
William R. Hambrecht
(Principal Executive Officer)

/s/ Quock Q. Fong	Chief Financial Officer	August 1, 2013
Quock Q. Fong

/s/ Robert H. Hambrecht	Director	August 1, 2013
Robert H. Hambrecht

/s/ Denis T. Rice	Director	August 1, 2013
Denis T. Rice