Form 10-Q
period 2013-09-30
IRONSTONE GROUP INC
filed 2013-11-13
CIK 723269

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  ☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2013

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

As of November 1, 2013, 1,872,964 shares of Common Stock, $0.01 par value, were outstanding.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed consolidated balance sheets at September 30, 2013 and December 31, 2012	3

Condensed consolidated statements of operations and comprehensive income (loss) for the three months ended September 30, 2013 and 2012 and for the nine months ended September 30, 2013 and 2012	4

Condensed consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012	5

Notes to condensed consolidated financial statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	13

Item 4T. Controls and Procedures	14

PART II—OTHER INFORMATION
15

Item 6. Exhibits

Signatures	16
Exhibit 31.1	17
Exhibit 31.2	18
Exhibit 32.1	19
Exhibit 32.2	20

IRONSTONE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
	September 30, 2013	December 31, 2012

ASSETS:
Current assets:
Cash	$904	$3,378
Marketable securities available for sale, at fair value	8,970	8,580
Salon Media Group, Inc. common stock, at fair value	7,997	7,198
Salon Media Group, Inc. Series C Preferred, at fair value	84,300	75,870
TangoMe Inc. Preferred, at fair value	1,000,000	1,000,000

Total assets	$1,102,171	$1,095,026

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Line of credit borrowings	$350,000	$350,000
Note payable to related party	111,000	59,000
Accounts payable and accrued expenses	51,461	38,585

Total liabilities	512,461	447,585

Note payable	1,078,479	1,009,519

Total liabilities	1,590,940	1,457,104

Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized of which there are no issued and outstanding shares
Common stock, $0.01 par value, 25,000,000 shares authorized, 2,618,500 shares are issued and 1,872,964 are outstanding	26,188	26,188
Additional paid-in capital	21,559,165	21,554,521
Accumulated deficit	(21,551,548)	(21,410,594)
Accumulated other comprehensive income	-	(9,619)
	33,805	160,496
Less: Treasury Stock, 745,536 shares, at cost	(522,574)	(522,574)

Total stockholders' equity	(488,769)	(362,078)

Total liabilities and stockholders' equity	$1,102,171	$1,095,026

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Operating expenses:
Professional fees	$13,800	$8,742	$34,105	$25,989
State filing fee	-	-	7,000	2,400
Amortization	1,390	2,809	4,170	5,619
General and administrative expenses	1,364	590	5,434	914
Total operating expenses	16,554	12,141	50,709	34,922

Loss from operations	(16,554)	(12,141)	(50,709)	(34,922)

Other income (expense):
Interest expense, net	(31,359)	(34,144)	(90,245)	(67,226)

Net (loss)	$(47,913)	$(46,285)	$(140,954)	$(102,148)

COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Net loss	$(47,913)	$(46,285)	$(140,954)	$(102,148)
Unrealized holding gain (loss) arising during the period	1,170	2,340	9,619	43,809
Comprehensive income (loss)	$(46,743)	$(43,945)	$(131,335)	$(58,339)

Basic and diluted loss per share:
Net loss per share	$(0.02)	$(0.02)	$(0.05)	$(0.08)
Weighted average shares	2,618,500	1,872,964	2,618,500	1,310,660

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(140,954)	$(102,148)
Adjustments to reconcile net loss to net cash used in operating activities:
Discount amortization	4,170	5,619
Stock-based compensation	4,644
Changes in operating assets and liabilities:
Accounts payable and Accrued expenses	77,666	46,789
Net cash used in operating activities	(54,474)	(49,740)

CASH FLOWS FROM INVESTING ACTIVITIES:		(1,000,000)
Purchased Non Marketable TangoMe, Inc	-	(1,000,000)
Net cash used in investing activities

CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable to related party	52,000	49,000
Note payable		1,000,000
Net cash provided from financing activities	52,000	1,049,000

Net increase (decrease) in cash	(2,474)	(740)

Cash at beginning of period	3,378	5,154

Cash at end of period	$904	$4,414

Supplemental disclosure of cash flow information	$20,362	$20,437

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

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

Marketable Securities

Marketable securities have been classified by management as available for sale in accordance with ASC 320, marketable securities are recorded at fair value and any unrealized gains or losses are excluded from earnings and reported as a separate component of stockholders’ equity until realized. The fair value of the Company’s marketable securities and investments at September 30, 2013 is based on quoted market prices. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. For marketable securities for which there is an other-than-temporary impairment, an impairment loss is recognized as a realized loss, and related adjustments are not made for recovery in value.

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

September 30, 2013

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

September 30, 2013

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

Description	Quoted Market Prices In Active Markets (Level 1)	Significant Other Observable Input (Level 2)	Significant Other Unobservable Input (Level 3)	Total Carrying Value In The Consolidated Balance Sheet at September 30, 2013

Securities available for sale	$16,967	$1,084,300		$1,101,267

Description	Quoted Market Prices In Active Markets (Level 1)	Significant Other Observable Input (Level 2)	Significant Other Unobservable Input (Level 3)	Total Carrying Value In The Consolidated Balance Sheet at December 31, 2012

Securities available for sale	$15,778	$1,075,870	-	$1,091,648

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(UNAUDITED)

3. INVESTMENTS

TANGO ME, INC.

On March 30, 2012, the Company purchased 468,121 shares of Series A Preferred stock from William R. Hambrecht at $2.1362 per share ($1,000,000). The value of this transaction was determined using the fair value of similar securities sold to unrelated third parties. There was no change in the fair value of this investment to September 30, 2013.

SALON MEDIA GROUP, INC.

The Company owns 1,926,857 shares of Common Stock of Salon Media Group, Inc. These shares resulted from the April 24, 2013 exchange of 843 shares of Series C Preferred Stock of Salon Media Group Inc. This investment of common shares of Salon is valued at the $.0438 and $.0394 per share, or $84,300 and $75,870 at September 30, 2013 and December 31, 2012 respectively. For the nine months ended September 30, 2013 the company recorded a related unrealized gain of $8,430.

Additionally, in conjunction with making the investment in Salon, the Company received warrants to purchase common stock in Salon. In 2006, the Company exercised its warrants to purchase a total of 79,970 shares of common stock of Salon. This investment in common shares of Salon is valued at $.10 and $.09 per share, or $7,997 and $7,198 at September 30, 2013 and December 31, 2012, respectively. For the nine months ended September 30, 2013, the Company recorded a related unrealized gain of $799.

The quoted market price for the Salon Media Group at September 30, 2013 was $.12; however, as we recorded an other-than-temporary loss on these securities in 2009, we did not adjust the carrying value for this subsequent recovery in value.

Flexi

The Company owns 78,000 shares of Flexi International Software stock and accounts for this investment as an available-for-sale security on its balance sheet. The investment in common shares of Flexi is valued at $.10 and $.11 per share, or $8,970 and $8,580 at September 30, 2013 and December 31, 2012, respectively. For the nine months ended September 30, 2013, the Company recorded a related unrealized gain of $390.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

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

On April 5, 2013 the Company borrowed $11,000 from Mr. William R. Hambrecht at 7.75% interest with a December 31, 2013 maturity.

On April 17, 2013 the Company borrowed $6,000 from Mr. William R. Hambrecht at 7.75% interest with a December 31, 2013 maturity.

On May 10, 2013 the Company borrowed $5,000 from Mr. William R. Hambrecht at 7.75% interest with a December 31, 2013 maturity.

On June 12, 2013 the Company borrowed $5,100 from Mr. William R. Hambrecht at 7.75% interest with a December 31, 2013 maturity.

On July 9, 2013 the Company borrowed $5,200 from Mr. William R. Hambrecht at 7.75% interest with a December 31, 2013 maturity.

On August 14, 2013 the Company borrowed $5,100 from Mr. William R. Hambrecht at 7.75% interest with a December 31, 2013 maturity.

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

The inputs to the Black-Scholes model were as follows: Stock price at March 31, 2012 of $.30; Exercise price of $.000005; Expected term of 10 years; Risk-free interest rate of 4.84%; Dividend rate of 0; Volatility of 60%. All 187,296 warrants were issued and outstanding at September 30, 2013.

	Shares	Exercise Price	Expiration
Options outstanding at January 1, 2012	0
Granted	187,296	.000005	March 31,2017

Options outstanding at September , 2013	187,296

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(UNAUDITED)

6. STOCKHOLDERS’ EQUITY

Treasury Stock – On September 15, 2003, the Board of Directors authorized the Company to purchase 745,536 shares of Company common stock at $0.70 per share for an aggregate purchase price of $521,875. The repurchase represented 50.11% of the issued and outstanding shares of the Company. During the year ended December 31, 2008, the Company paid $699 for fractional Treasury shares. As of September 30, 2013 the treasury shares are held by the Company.

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

For the nine months period ended September 30, 2013, the Company recorded share based compensation expense related to stock options in the amount of $4,644 on the 70,000 stock options issued January 30, 2013.

7. LINE OF CREDIT ARRANGEMENT

The Company has a line of credit arrangement with First Republic Bank (the “lender”) with a borrowing limit of $350,000 with interest based upon the lender’s prime rate. Interest is payable monthly at 7.75% at September 30, 2013. The line is guaranteed by William R. Hambrecht, Chief Executive Officer, Director and Robert H. Hambrecht, Secretary, Director. The line of credit is due on demand and is secured by all of the Company’s business assets. At September 30, 2013, the outstanding balance under the line was $350,000.The total recorded interest expense on this note for the nine months ended September 30, 2013 and 2012 was $20,362 and $20,362 (this amount was also paid during each respective period).

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

Results of Operations

Comparison of 2013 to 2012

Operating expenses for the three-month period ended September 30, 2013 increased $4,244 or 34% as compared to the same period in 2012. This was primarily due to an increase note amortization and general administrative expenses

Operating expenses for the nine-month period ended September 30, 2013 increased $15,787 or 45% as compared to the same period in 2012. This was primarily due to an increase in professional fees, state filing fees and general administrative expenses.

Liquidity and Capital Resources

Net cash used in operating activities for the nine months ended September 30, 2013 was $54,474. We have working capital at September 30, 2013 and at December 31, 2012 of $589,710 and $647,441, respectively.

To meet its cash needs during the third quarter of 2013, William R. Hambrecht lent $10,300 to the Company.

The Company may obtain additional equity or working capital through additional bank borrowings and public or private sales of equity securities and exercises of outstanding stock options. There can be no assurance, however, that such additional financing will be available on terms favorable to the Company, or at all.

While the Company explores new business opportunities the primary capital resource of the Company is the March 30, 2012 purchase of 468,121 shares of TangoMe, Inc. The investment in TangoMe, Inc. is valued at a price of $2.1362 per share, or $1,000,000 at September 30, 2013.

Also another capital resource of the Company is 1,926,857 shares of Salon Media Group, Inc. common. These shares were converted on April 24, 2013 from 843 shares of Series C Preferred Stock. The investment in Salon is valued at a price of $.0438 per share, or $84,300 at September 30, 2013.

The quoted market price for the Salon Media Group, common at September 30, 2013 was $.12 per share, however, as we recorded an other-than-temporary loss on these securities in 2009, we did not adjust the carrying value for this subsequent recovery in value.

As of November 1, 2013, Salon’s common stock was quoted at $.12 per share. There can be no assurance that a market will continue to exist for the common stock of Salon.

Item 2. Management's Discussion and Analysis and Results of Operations (concluded)

In conjunction with making the investment in Salon, the Company received warrants to purchase common stock in Salon. In 2006, the Company exercised its warrants to purchase a total of 79,970 shares of common stock of Salon. The investment in common shares of Salon is valued at $.10 per share, or $7,997 at September 30, 2013.

The quoted market price for the Salon Media Group, common at September 30, 2013 was $.12 per share, however, as we recorded an other-than-temporary loss on these securities in 2009 (down to $.10 per share), we did not adjust the carrying value for this subsequent recovery in value.

As of November 1, 2013, Salon’s common stock was quoted at $.12 per share. There can be no assurance that a market will continue to exist for the common stock of Salon.

The Company owns 78,000 shares of Flexi International Software stock and accounts for this investment as an available-for-sale security on its balance sheet. The investment in common shares of Flexi is valued at $.115 and $.11 per share, or $8,970 and $8,580 at September 30, 2013 and December 31, 2012, respectively. For the nine months ended September 30, 2013, the Company recorded a related unrealized gain of $390.

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

We conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation our chief executive officer and chief financial officer have concluded that, as of September 30, 2013, our disclosure controls and procedures are not effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting for the three-months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2013. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our evaluation, management concluded that, as of September 30, 2013, our internal control over financial reporting was not effective based on those criteria because of the existence of the following material weaknesses.

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

Item 5. Other Information

On January 29, 2013 Helen Miazga was appointed Secretary, replacing Robert H Hambrecht in this position.

On July 1, 2013 Elizabeth Hambrecht was appointed Chief Financial Officer, replacing Quock Q. Fong in this position.

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
Date: November 11, 2013
By: /s/ William R. Hambrecht
William R. Hambrecht
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William R. Hambrecht	Director, Chief Executive Officer	November 11, 2013
William R. Hambrecht
(Principal Executive Officer)

/s/ Elizabeth Hambrecht	Chief Financial Officer	November 11, 2013
Elizabeth Hambrecht

/s/ Robert H. Hambrecht	Director	November 11, 2013
Robert H. Hambrecht

/s/ Denis T. Rice	Director	November 11, 2013
Denis T. Rice