Form 10-K
period 2013-12-31
IRONSTONE GROUP INC
filed 2014-04-15
CIK 723269

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-12346

IRONSTONE GROUP, INC.

(Name of Registrant as specified in its charter)

Delaware	95-2829956
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

909 Montgomery Street, San Francisco, California 94133

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Act.

       Large accelerated filer [ ]   Accelerated filer [ ]   Non- accelerated filer [ ]   Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ]    No[ X ]

The approximate aggregate market value of voting stock held by non-affiliates of the Registrant was $527,097 as of December 31, 2013 based on the closing bid price on December 31, 2013. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No[X]

As of March 31, 2014, 2,004,395 shares of Common Stock, $0.01 par value, were outstanding.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

BACKGROUND

Ironstone Group, Inc, (“Ironstone” or the “Company”) a Delaware corporation, was incorporated in 1972. Beginning in 1986, a majority of Ironstone’s outstanding shares were owned by Hambrecht & Quist Group, a San Francisco-based investment banking and venture capital firm, and its affiliates (collectively “H&Q”). In September 2003, Ironstone repurchased all of these shares. Such repurchased shares are currently being held as treasury stock. William R. Hambrecht, Director and Chief Executive Officer, presently owns approximately 66.8% of Ironstone’s outstanding voting shares.

BUSINESS STRATEGY

Currently, the Company is reviewing options and new business opportunities. At December 31, 2013, the Company had $957,252 in marketable securities, $242,443 in cash, and $2,001,919 in non-marketable investments, and $809,000 in tax loss carry-forwards at its disposal.

There can be no assurance that the Company will acquire businesses, form additional alliances, or expand its existing services. Failure to expand the scope of services provided by the Company may have an adverse effect on the Company’s results of operations.

EMPLOYEES

As of December 31, 2013, the Company had five part-time employees. The employees received no cash compensation for the years ended December 31, 2013 and 2012, and are not subject to a collective bargaining agreement.

ITEM 1A. RISK FACTORS

The Company’s main assets are investments in non-marketable securities of TangoMe, Inc., and marketable securities of Salon Media Group, Inc, Truett-Hurst, Inc., and FlexiInternational Software Inc. There can be no assurance that a market will continue to exist for these investments.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

The Company’s principal executive offices are located at 909 Montgomery Street, San Francisco, California 94133, in office space leased by its Chief Executive Officer.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Our common stock trades on the OTC Markets under the trading symbol IRNS. The table below sets forth, for the fiscal quarters indicated, the reported high and low sale prices of our common stock, as reported by the OTC Markets. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Also, due to the very limited and sporadic nature of trading in our common stock, we believe there is not an established public trading market in our common stock, and there can be no assurance that such a trading market will develop.

2012	High	Low
Quarter 1	$0.30	$0.25
Quarter 2	0.30	0.20
Quarter 3	0.20	0.15
Quarter 4	0.20	0.15

2013	High	Low
Quarter 1	$0.48	$0.20
Quarter 2	1.23	0.48
Quarter 3	1.20	0.55
Quarter 4	3.00	0.55

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) impose sales practice and disclosure requirements on certain brokers-dealers who engage in transactions involving a “penny stock.” The SEC has adopted regulations which generally define “penny stock” to be any equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. We believe that the penny stock rules may discourage investor interest in and limit the marketability of our common shares.

We are also a shell company as defined in Rule 12b-2 under the Exchange Act. Shell companies are subject to additional restrictions under the U.S. securities laws.

As of December 31, 2013, there were approximately 500 holders of record of the Company’s Common Stock. The Company has not paid cash dividends on its Common Stock since its inception and does not intend to pay cash dividends on its Common Stock in the foreseeable future.

On January 30, 2013 the Company granted 70,000 stock options to directors and officers of the Company. On August 20, 2013, the Company granted an additional 100,000 stock options to an employee of the Company. The option grants were intended as compensation for services provided to the Company. The options will vest over four years and have a 10 year term. The exercise price of the stock options grant in January 2013 is $.20 per share and for those granted in August 2013 is $1.20 per share. The stock options were issued in reliance on the exception from registration provided by Section 4(a) (2) of the Securities Act of 1933.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

Year ended December 31	2013	2012

Net revenues	$-	$-

Net loss	$169,747	$141,392

Unrealized gain “(loss)” on holdings	$1,830,519	$37,700

Comprehensive gain (loss)	$1,660,772	$(103,692)

Cash and cash equivalents	$242,443	$3,378

Marketable securities	$90,167	$15,778

Non-marketable securities	$2,869,006	$1,075,870

Total assets	$3,201,616	$1,095,026

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

While the Company continues to evaluate business opportunities, its sole source of revenue is from the sale of marketable and non-marketable securities. Management has classified these securities as available for sale in accordance with ASC Topic 320, “Investments – Debt and Equity Securities.” These securities are recorded at fair market value, and any unrealized gains and losses are reported as a separate component of shareholders’ equity. For securities for which there is an other-than-temporary impairment, an impairment loss is recognized as a realized loss.

Ironstone’s primary expenses are generated from maintaining regulatory reporting compliance, such as quarterly review and annual audit of the financial statements, seeking legal counsel when appropriate, consulting fees, and interest expense.

Fair Value Measurements

GAAP defines fair value, establishes a framework that the Company uses to measure fair value and provides for certain disclosures about the fair value measurements included in the Company’s financial statements. Refer to Note 2 in the Notes to the Financial Statements for these disclosures. Fair value is defined by accounting principles generally accepted in the United States of America (GAAP) as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between willing market participants on the measurement date.

In determining fair value, the Company uses various valuation approaches. GAAP establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company’s management. Unobservable inputs are inputs that reflect management’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the observability of inputs as follows:

Level 1–Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 instruments. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

Level 2–Valuations based on one or more quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3–Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The availability of observable inputs can vary from product to product and is affected by a wide variety of factors, including, for example, the type of product, whether the product is new and not yet established in the marketplace, the liquidity of markets and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the management in determining fair value is greatest for instruments categorized in Level 3.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes the level in the fair value hierarchy within which the fair value measurement falls in its entirety is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that the Company believes market participants would use in pricing the asset or liability at the measurement date.

RESULTS OF OPERATIONS

Year ended December 31, 2013

Operating expenses for 2013 totaled $46,984, an increase of $1,689 or 3.7% as compared to 2012. The increase was primarily due to an increase in professional fees of $4,021, state taxes of $18,841, and stock compensation expense of $10,326. Interest expense for fiscal year 2013 totaled $122,763, an increase of $26,666 or 27.8% as compared to fiscal year 2012. The increase was due to an increase in borrowings.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $164,430 and $65,776 for the years ended December 31, 2013 and 2012, respectively. The increase over fiscal year 2012 is attributed to an increase in cash used for accounts payable and accrued expenses. Net cash used in investing activities was $37,006 and $1,000,000 for the years ended December 31, 2013 and 2012, respectively. The decrease is due to a significant investment made in non-marketable securities by the Company in fiscal year 2012. Net cash provided by financing activities was $440,501 and $1,064,000 for the years ended December 31, 2013 and 2012, respectively. The decrease in cash provided by financing activities is due less cash needed from financing activities to support investing activities in fiscal year 2013 compared to fiscal year 2012.

The Company has a line of credit arrangement with First Republic Bank with a borrowing limit of $350,000 with interest based upon the lender’s prime rate. Interest is payable monthly at 7.75%. The line is guaranteed by William R. Hambrecht, Chief Executive Officer, Director and Robert H. Hambrecht, Director. The line of credit is due on demand. At December 31, 2013, the outstanding balance under the line was $350,000.

During the year the Company borrowed from related party William R. Hambrecht $123,000 with interest at 7.75% per annum. At December 31, 2013 the total outstanding amount borrowed from William R Hambrecht was $182,000. Additionally, the Company issued notes payable to a third party in fiscal year 2013 totaling approximately $87,501. As of December 31, 2013, the total notes payable to the third party, net of discount of $46,414 relating to warrants issued in connection with the notes, was $1,102,508.

The Company may obtain additional equity or working capital through additional bank borrowings and public or private sales of equity securities and exercises of outstanding stock options. The Company may also borrow additional funds from William R. Hambrecht. There can be no assurance, however, that such additional financing will be available on terms favorable to the Company, or at all.

While the Company explores new business opportunities, the primary capital resource of the Company relates to the March 30, 2012 purchase of 468,121 shares of non-marketable investment TangoMe, Inc. The investment in TangoMe, Inc. shares is valued at $2,001,919 and $1,000,000 for the years ended December 31, 2013 and 2012, respectively, For the year ended December 31, 2013, the Company recorded an unrealized gain of $1,001,919 on the investment. Given that the investment in TangoMe, Inc. does not have a readily determinable fair value, the Company exerts significant judgment in estimating the fair value using various pricing models and the information available to the Company that it deems most relevant.

Another capital resource of the Company is 1,926,857 shares of Common Stock of Salon Media Group, Inc. These shares resulted from the April 24, 2013 exchange of 843 shares of Series C Preferred Stock of Salon Media Group Inc. The investment in common shares of Salon is valued at $867,086 and $75,870 at December 31, 2013 and December 31, 2012 respectively. For the year ended December 31, 2013 the company recorded a related unrealized gain of $791,216 on the investment.

Additionally, in conjunction with making the investment in Salon, the Company received warrants to purchase common stock in Salon. In 2006, the Company exercised its warrants to purchase a total of 79,970 shares of common stock of Salon. This investment in common shares of Salon is valued at $35,987 and $7,198 as of December 31, 2013 and December 31, 2012, respectively. For the year ended December 31, 2013, the Company recorded an unrealized gain of $28,789 on the investment.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a Smaller Reporting Company as defined by Rule 12b-2 under the Securities Exchange Act of 1934 and are not required to provide the information under this item.

BPM
BURR PILGER MAYER
600 California Street, Suite 1300, San Francisco, CA 94108
Phone 415.421.5757 **Fax** 415.288.6288 **Email** bpm@bpmcpa.com **Web** bpmcpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Ironstone Group, Inc. and its subsidiaries (the "Company") as of December 31, 2013, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for the year then ended. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company as of December 31, 2012 were audited by other auditors whose report dated March 26, 2013 expressed an unqualified opinion on those statements and included an explanatory paragraph that referred to substantial doubt about the Company's ability to continue as a going concern.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ironstone Group, Inc. and its subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has recurring net losses and negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Burr Pilger Mayer, Inc.

Burr Pilger Mayer, Inc.
San Francisco, CA
April 14, 2014

ACCOUNTANTS & CONSULTANTS

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

/s/ Madsen & Associates CPA’s, Inc.

Murray, Utah

March 26, 2013

IRONSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2013	2012

ASSETS:
Cash	$242,443	$3,378
Investments:
Marketable securities	12,480	8,580
Marketable securities - related party	944,772	7,198
Non-marketable securities	2,001,919	1,000,000
Non-marketable securities - related party	-	75,870

Total assets	$3,201,614	$1,095,026

LIABILITIES AND SHAREHOLDERS' EQUITY:
Line of credit borrowings	$350,000	$350,000
Accounts payable and accrued expenses	17,895	36,601
Interst payable - related party	10,120	1,984
Advances for future stock issuance	230,000	-
Note payable, net of discount of $46,414	1,102,580	1,009,519
Note payable - related party	182,000	59,000

Total liabilities	1,892,595	1,457,104

Stockholders' equity (deficit):
Preferred stock,$0.01 par value, 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock,$0.01 par value, 25,000,000 shares authorized; of which 2,618,500 shares are issued and outstanding as of December 31, 2013 and 2012	26,185	26,185
Additional paid-in capital	21,564,850	21,554,524
Accumulated deficit	(21,580,341)	(21,410,594)
Accumulated other comprehensive income (loss)	1,820,899	(9,619)
	1,831,593	160,496
Less: Treasury Stock, 745,536 shares, at cost	(522,574)	(522,574)

Total stockholders' equity (deficit)	1,309,019	(362,078)

Total liabilities and stockholders' equity	$3,201,614	$1,095,026

The accompanying notes are an integral part of these consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
	2013	2012

Operating (income) expenses:
Professional fees	$41,408	$37,386
State filing fee	21,562	2,721
Amortization	5,560	4,214
Stock-based compensation	10,326	-
General and administrative expenses	964	974
Other expense	(32,836)	-
Total operating expenses	46,984	45,295

Loss from operations	(46,984)	(45,295)

Other expense:
Interest expense	(112,643)	(94,113)
Interest expense to related party	(10,120)	(1,984)

Net loss	$(169,747)	$(141,392)

COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Net loss	$(169,747)	$(141,392)
Unrealized holding gain arising during the year	1,830,518	37,700

Comprehensive income (loss)	$1,660,771	$(103,692)

Basic and diluted loss per share:
Net loss per share	$(0.09)	$(0.09)
Weighted-average shares used in per share computation	1,872,964	1,594,885

The accompanying notes are an integral part of these consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Deficit)

Years Ended December 31, 2013 and 2012

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Total

Balances, January 1, 2012	1,487,644	$14,875	$21,170,388	$(21,269,202)	$(47,319)	(745,536)	$(522,574)	$(653,832)
Issuance of common stock	1,130,856	11,310	327,948				-	339,258
Discount on Note Payable	-	-	56,188				-	56,188
Unrealized gain	-	-	-		37,700		-	37,700
Net loss	-	-	-	(141,392)			-	(141,392)
								-
Balances, December 31, 2012	2,618,500	26,185	21,554,524	(21,410,594)	(9,619)	(745,536)	(522,574)	(362,078)
Stock-based compensation	-	-	10,326					10,326
Unrealized gain	-	-	-		1,830,518			1,830,518
Net loss	-	-	-	(169,747)				(169,747)
Balances, December 31, 2013	2,618,500	$26,185	$21,564,850	$(21,580,341)	$1,820,899	(745,536)	$(522,574)	$1,309,019

The accompanying notes are an integral part of these consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(169,747)	(141,392)
Adjustment to reconcile net loss to net cash used in operating activities:
Accretion of discount on notes payable	5,560	4,214
Stock-based compensation amortization	10,326	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(18,709)	69,418
Interest payable - related party	8,136	1,984
Net cash used in operating activities	(164,434)	(65,776)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of related party marketable securities, Truett Hurst Inc.	(37,002)	-
Purchase of non-marketable securites, TangoMe Inc.	-	(1,000,000)
Net cash used in investing activities	(37,002)	(1,000,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of note payable to related party	123,000	64,000
Proceeds from issuance of note payable	87,501	1,000,000
Proceeds for future common stock share purchase	230,000	-
Net cash provided by financing activities	440,501	1,064,000

Net increase (decrease) in cash	239,065	(1,776)

Cash at beginning of year	3,378	5,154

Cash at end of year	$242,443	$3,378

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$25,862	$27,199

Cash paid during the year for taxes	$21,562	$-

Supplemental disclosure of noncash financing activities.
Issuance of common stock for note payable ($284,500) and accrued interest ($54,757) to related party.	$-	$339,257

The accompanying notes are an integral part of these consolidated financial statements.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities

Ironstone Group, Inc. and subsidiaries have no operations but are seeking appropriate business combination opportunities. Ironstone Group, Inc, (“Ironstone” or the “Company”) a Delaware corporation, was incorporated in 1972.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Ironstone Group, Inc. and its subsidiaries, AcadiEnergy, Inc., Belt Perry Associates, Inc., DeMoss Corporation, and TaxNet, Inc. (collectively the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Marketable and Non-Marketable Securities

Marketable and non-marketable securities have been classified by management as available for sale in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320, marketable securities are recorded at fair value and any unrealized gains and losses are excluded from earnings and reported as a separate component of shareholders’ equity until realized. The fair value of the Company’s marketable securities and investments at December 31, 2013 is based on quoted market prices. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. For marketable securities for which there is an other-than-temporary impairment, an impairment loss is recognized as a realized loss, and related adjustments are not made for recovery in value.

Securities determined to be non-marketable by the Company do not have readily determinable fair values. The Company estimates the fair value of these instruments using various pricing models and the information available to the Company that it deems most relevant. Among the factors considered by the Company in determining the fair value of financial instruments are discounted anticipated cash flows, the cost, terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, the Black-Scholes Options Valuation methodology adjusted for active market, the share price of a recent round of a financings by an outsider, and other considerations on a case-by-case basis and other factors generally pertinent to the valuation of financial instruments.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made in the financial statements relate to the valuation of the Company’s non-marketable investments. Actual results could differ from those estimates.

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

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Ironstone follows the authoritative guidance on accounting for and disclosure of uncertainty in tax positions, which requires the Company to determine whether a tax position of Ironstone is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Company has determined that there is no effect on the financial statements from this authoritative guidance.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, local, and foreign jurisdictions, where applicable. As of December 31, 2013, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2010 forward (with limited exceptions).

During the year ended December 31, 2013, the Company did not recognize any interest or penalties related to income taxes in its statement of operations.

Stock-Based Compensation

Ironstone recognizes the fair value of stock options granted on a straight-line basis over the requisite service period of the option grant, which is the standard vesting term of four years.

Ironstone recognized stock-based compensation expense of $10,326 during the year ended December 31, 2013. As of December 31, 2013, Ironstone had an aggregate of $80,765 of stock-based compensation remaining to be amortized to expense over the remaining requisite service period of the underlying options. Ironstone currently expects this stock-based compensation balance to be amortized as follows: $22,747 during fiscal year 2014; $22,747 during fiscal year 2015; $22,747 during fiscal year 2016 and $12,524 during fiscal year 2017.

The full impact of stock-based compensation in the future is dependent upon, among other things, the total number of stock options granted, the fair value of the stock options at the time of grant and the tax benefit that Ironstone may or may not receive from stock-based expenses. Additionally, stock-based compensation requires the use of an option-pricing model to determine the fair value of stock option awards. This determination of fair value is affected by Ironstone’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, Ironstone’s expected stock price volatility over the term of the awards.

Basic and Diluted Loss per Share

Basic loss per share (“EPS”) excludes dilution and is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares actually outstanding during the period. Diluted EPS reflects the dilution from potentially dilutive securities, except where inclusion of such potentially dilutive securities would have an anti-dilutive effect, using the average stock price during the period in the computation and because of the net loss for the periods presented. As of December 31, 2013, the Company does not have any potentially dilutive securities.

Reclassifications

Certain reclassifications have been made to prior period amounts in order to conform to the presentation in the current period. These reclassifications had no impact on previously reported net loss or total stockholders' equity.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB")  issued Accounting Standard Update (ASU) 2013-02, Comprehensive Income (Topic 220) - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to present parenthetically (on the face of the financial statements, in the notes, or in some cases, cross-referenced to related footnote disclosures) significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. The amendment is effective prospectively for annual and interim periods beginning after December 15, 2012. The Company adopted this amendment in the three months ended March 31, 2013 and the adoption did not have a material impact on its consolidated financial statements as the Company only has one category relating to accumulated other comprehensive income, available-for-sale securities, and no amounts were reclassified for the year ended December 31, 2013.

Liquidity

As reflected in the accompanying financial statements the Company has net losses and has a negative cash flow from operations. If necessary the Company may seek to sell additional debt or equity securities or enter into new credit facilities to meet its cash needs. The Company cannot make assurances that it will be able to complete any financing or liquidity transaction, that such financing or liquidity transaction will be adequate for the Company’s needs, or that a financing or liquidity transaction will be completed in a timely manner. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recovery and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

2. FAIR VALUE MEASUREMENTS

The Company adopted ASC 820, “Fair Value Measurement and Disclosures”. ASC 820 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States of America (“GAAP”) and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 describes a fair value hierarchy based on three levels of inputs of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1–Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 instruments. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

Level 2–Valuations based on one or more quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3–Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level of input that is significant to the fair value measurement.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Market values were determined for each security in the investment portfolio based on quoted market prices and quoted market prices for similar securities. The following tables provide information about the Company’s financial instruments measured at fair value on a recurring basis as of December 31 by the fair value hierarchy:

	Level 1	Level 2	Level 3	Balance as of December 31, 2013

Investments:
Publicly traded common stock	$957,252	$-	$-	$957,252
Private company preferred stock	-	-	2,001,919	2,001,919
Total	$957,252	$-	$2,001,919	$2,959,171

	Level 1	Level 2	Level 3	Balance as of December 31, 2012

Investments:
Publicly traded common stock	$15,778	$-	$-	$15,778
Private company preferred stock	-	1,075,870	-	1,075,870
Total	$15,778	$1,075,870	$-	$1,091,648

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the Company’s investments measured at fair value using significant unobservable inputs (Level 3), including the valuation technique and unobservable inputs used to measure the fair value of those financial instruments:

	Fair Value as of December 31, 2013	Valuation Technique	Unobservable Inputs
Non-marketable securities	$2,001,919	A recent round of financing	Third party transaction

	Fair Value as of December 31, 2012	Valuation Technique	Unobservable Inputs
Non-marketable securities	$1,075,870	A recent sale to unrelated third parties and market comparable analysis	Third party transaction and comparable company multiples

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for fiscal year 2013. Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, unrealized gains or (losses) during the period for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value during the period that were attributable to both observable and unobservable inputs.

Private Company Preferred Stock
Balance as of January 1, 2012	$-
Balance as of December 31, 2012	-
Transfers into Level 3	1,000,000
Unrealized gain on investments	1,001,919
Balance as of December 31, 2013	$2,001,919

Transfers of financial instruments occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the beginning of the reporting period. Transfers into Level 3 for fiscal year 2013 are attributed to the lack of observable inputs available for these securities beginning January 1, 2013. Transfers out of Level 3 during fiscal year 2013 are attributed to the April 24, 2013 conversion of Salon Media Group, Inc. Series C Preferred Stock into Salon Media Group, Inc. Common Stock, which is publicly traded.

3. INVESTMENTS

TangoMe, Inc.

On March 30, 2012, the Company purchased 468,121 shares of Series A Preferred Stock issued by TangoMe, Inc., from related party William R. Hambrecht at $2.14 per share, resulting in a total investment of $1,000,000. The value of this transaction was determined using the fair value of similar securities sold to unrelated third parties and was determined by management to be the best estimate of fair value as of December 31, 2012. For the year ended December 31, 2013, the Company recorded an unrealized gain of $1,001,919, bringing the total value of the investment in TangoMe, Inc. to $2,001,919 as of December 31, 2013. The fair value as of December 31, 2013 is based on similar securities sold to certain related and unrelated third parties, see Note 9. The use of a recent round of financing for TangoMe, Inc. is the primary significant unobservable input used in the fair value measurement of the Company’s investment.  Significant increases (decreases) in any subsequent rounds of financing would result in a significantly higher (lower) fair value measurement.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Salon Media Group, Inc.

The Company owns 1,926,857 shares of Common Stock of Salon Media Group, Inc. These shares resulted from the April 24, 2013 exchange of 843 shares of Series C Preferred Stock of Salon Media Group Inc. This investment in common shares of Salon is valued at $0.45 per share, or $867,086, as of December 31, 2013. As of December 31, 2012, the Company had recorded an other-than-temporary impairment on the Series C preferred stock. For the year ended December 31, 2013 the Company recorded a related unrealized gain of $791,216 on the investment.

Additionally, in conjunction with making the investment in Salon, the Company received warrants to purchase common stock in Salon. In 2006, the Company exercised its warrants to purchase a total of 79,970 shares of common stock of Salon. This investment in common shares of Salon is valued at $0.45 per share, or $35,987, at December 31, 2013. For the year ended December 31, 2013, the Company recorded a related unrealized gain of $28,789 on the investment.

FlexiInternational Software, Inc.

The Company owns 78,000 shares of FlexiInternational Software stock. The investment in common shares of FlexiInternational Software is valued at $0.16 and $0.11 per share, or $12,480 and $8,580 at December 31, 2013 and 2012, respectively. For the year ended December 31, 2013 the Company recorded a related unrealized gain of $3,900 on the investment.

Truett-Hurst, Inc.

During fiscal year 2013 the Company purchased 10,000 shares of Truett-Hurst common stock. For the year ended December 31, 2013, the Company recorded a related unrealized gain of $4,694 on the investment.

4. RELATED PARTY TRANSACTIONS

Mr. William R Hambrecht, Chief Executive Officer, is a minority shareholder in Salon Media Group and a Director of Truett-Hurst, Inc.

Ms. Elizabeth Hambrecht, Chief Financial Officer, is currently the interim Chief Financial Officer of Salon Media Group, Inc. Ms. Hambrecht formerly served as President and Chief Executive Officer of Salon Media Group, Inc. Ms. Hambrecht is also the sister of a member of the Board of Directors, and is the daughter of the Chief Executive Officer.

To meet its cash needs during the 2013, the Company borrowed $123,000 from Mr. William R Hambrecht, Chief Executive Officer, at the same interest rate charged by First Republic Bank on its line of credit. Interest is payable to Mr. Hambrecht monthly. On December 31, 2013 the Company combined all the various notes payable, which were issued at various times to Mr. William R. Hambrecht, into one note for $182,000 at 7.75% interest, with a December 31, 2014 maturity.

Prior to December 31, 2013, the Company received $230,000 from certain new investors and certain of its existing investors, including related parties, pursuant to a stock purchase agreement. Under the stock purchase agreement, 131,429 shares of Ironstone’s Common Stock would be sold at a share price of $1.75 in exchange for these funds. As of December 31, 2013, the purchase agreement had not been finalized and the funds are shown on the consolidated balance sheets as cash and cash equivalents and shares payable. See Note 9 for further details.

5. NOTE PAYABLE

On March 31, 2012, the Company received $1,000,000 from a third party and issued a related promissory note. The note carries an 8% interest rate per year, and has a maturity date of March 31, 2017. Interest accrues on the balance and converts to separate notes payable on a quarterly basis. The total amounts due under the note agreement, including the notes related to accrued interest, are due in full at the end of the term. The note is secured by all of the assets of the Company through an accompanying security agreement. If the Company defaults on the note or security agreement, interest would accrue at 10% per annum. The gross amount payable under the note agreement as of December 31, 2013 totaled $1,148,994.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In connection with the note agreement, the Company also issued warrants with a 10-year term to this third party to purchase 187,296 shares of the Company’s common stock, for total consideration of $1. If the third party elects to purchase only a portion of the allotted shares, then the purchase price shall be prorated for the portion purchased. The warrants were separately valued using the Black-Scholes model, and it was determined the fair value of the warrants at March 31, 2012 was $56,188. This amount has been recorded as a discount on the $1,000,000 note payable and will be amortized over the 5 year term of the note. For the year ended December 31, 2013, accretion of the note payable discount was $5,560 and the remaining unamortized balance was $46,414.

The inputs to the Black-Scholes model were as follows: Stock price at March 31, 2012 of $0.30 per share; exercise price of $.000005 per share; Expected term of 10 years; Risk-free interest rate of 4.84%; Dividend rate of 0; Volatility of 60%. All 187,296 warrants were issued and outstanding at December 31, 2013.

	Shares	Exercise Price	Expiration
Options outstanding as of January 1, 2012	0
Granted March 31, 2012	187,296	$0.000005	March 31, 2022
Options outstanding as of December 31, 2012	187,296

Furthermore, during 2013 the Company entered into a note payable agreement with a related party, William R. Hambrecht. This note carries a 7.75% interest rate per annum and has a maturity date of December 31, 2014. The note payable carried a principal balance of $182,000 as of December 31, 2013, with additional accrued interest of $10,120.

The scheduled maturities of notes payable outstanding as of December 31, 2013 are as follows:

	2014	2015	2016	2017	Total
Notes payable	$-	$-	$-	$1,148,994	$1,148,994
Notes payable - related party	182,000	-	-	-	182,000
Total	$182,000	$-	$-	$1,148,994	$1,330,994

6. LINE OF CREDIT ARRANGEMENT

The Company has a line of credit arrangement with First Republic Bank (the “lender”) with a borrowing limit of $350,000 with interest based upon the lender’s prime rate. Interest is payable monthly at 7.75% at December 31, 2013. The line is guaranteed by both William R. Hambrecht, Director and Chief Executive Officer, and Robert H. Hambrecht, Director. The line of credit is due on demand. At December 31, 2013, the outstanding balance under the line was $350,000. The total recorded interest expense on this note for the year ended December 31, 2013 and December 31, 2012 was $27,125 and $28,388, respectively. The line of credit is renewable on a yearly basis based upon the lender’s review.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. INCOME TAXES

ASC 740, “Income Taxes” requires the recognition of deferred tax assets and liabilities for the expected future consequences of events that have been recognized in the financial statements or tax returns. Deferred income taxes reflect the net tax effects of (i) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (ii) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's deferred income taxes at December 31, 2013 and 2012 are as follows:

	2013	2012
Deferred tax assets:
Operating loss carryforward	$809,000	$761,000
Unrealized (gain) loss on marketable securities	(415,000)	300,000
Less valuation allowance	(394,000)	(1,061,000)
Deferred tax assets – net	-	-
Deferred tax liability – unrealized gain on marketable securities	-	-
Deferred income taxes – net	$-	$-

The reasons for the difference between the amount computed by applying the statutory federal income tax rate to losses before income tax benefit and the actual income tax benefit for the years ended December 31, 2013 and 2012 are as follows:

	2013	2012
Expected income tax benefit	$58,000	$48,000
State income tax benefit, net of federal tax	9,000	7,000
Total before valuation allowance	(67,000)	(55,000)
Change in valuation allowance	67,000	55,000
Income tax benefit	$-	$-

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

The Company is subject to taxation in the U.S. and the state of California. All tax years are subject to examination by the U.S. and California tax authorities due to the carryforward of unutilized net operating losses. The Company had no accrual for interest or penalties on the balance sheet at December 31, 2013 and 2012.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. SHAREHOLDERS’ EQUITY

Treasury Stock

On September 15, 2003, the Board of Directors authorized the Company to purchase 745,536 shares of Company common stock at $0.70 per share for an aggregate purchase price of $521,875. The repurchase represented 50.11% of the issued and outstanding shares of the Company. During the year ended December 31, 2008, the Company paid $699 for fractional Treasury shares. As of December 31, 2013, the treasury shares are held by the Company.

Preferred Stock

The Company is authorized to issue up to five million shares of preferred stock without further shareholder approval; the rights, preferences and privileges of which would be determined at the time of issuance. No shares have been issued as of December 31, 2013.

Stock Option Plans

The Company has adopted a 2013 Equity Incentive Plan. As of January 30, 2013, 187,296 shares were available for grant under the Plan. The plan provides for incentive stock options to be granted at times and prices determined by the Company’s Board of Directors. The stock options are to be granted to directors, officers and employees of the Company, as well as certain consultants and other persons providing services to the Company.

70,000 stock options were granted on January 30, 2013. The fair value of these options granted under the Plan were estimated using the Black-Scholes model with the following price and assumptions: Stock Price $.20 per share, Exercise Price $.20 per share, Time to Maturity 6.33 years, Risk-free Interest Rate 4%, Annualized Volatility 121%.

An additional 100,000 stock options were granted on August 20, 2013. The fair value of these options granted under the Plan were estimated using the Black-Scholes model with the following price and assumptions: Stock Price $1.20 per share, Exercise Price $1.20 per share, Time to Maturity 4.0 years, Risk-free Interest Rate 1.1%, Annualized Volatility 93%.

For the year ended December 31, 2013, the Company recorded share based compensation expense related to stock options in the amount of $3,208 on the 70,000 stock options issued January 30, 2013 and $7,118 on the stock options issued August 20, 2013.

9. SUBSEQUENT EVENTS

The Company received cash totaling $230,000 in December, 2013 relating to a stock purchase agreement with certain new investors and certain of its existing investors, including related parties. The stock purchase was finalized on January 2, 2014 when the funds were used to purchase 131,429 shares of Common Stock at a price of $1.75 per share.

Additionally, on March 30, 2012 the Company purchased 468,121 shares of Series A Preferred Stock of TangoMe, Inc. for $2.14 per share. Subsequent to December 31, 2013, a round of financing for the TangoMe, Inc. non-marketable securities took place. This round of financing valued the shares at $4.28 per share. The Company determined that the new share price approximated fair value of shares owned by the Company as of December 31, 2013. Based on the new share price, the Company recorded an unrealized gain of $1,001,919 for the year ended December 31, 2013.

On January 2, 2014 Mr. Thomas Thurston was appointed to the Board of Directors.

The Company evaluated subsequent events to the date these consolidated financial statements were issued. Other than the matters noted above, there were no other material subsequent events that required recognition or additional disclosure in these consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer evaluated the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rules 13a-15(e) as of December 31, 2013 in connection with the filing of this Annual Report on Form 10K. Based on that evaluation our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, in light of the material weakness described below, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the material weakness, our company’s financial statements in this Form 10K fairly present in all material respects, the financial condition, results of operations and cash flows of our company as of and for the periods presented in accordance with generally accepted accounting principles in the United States.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting for the three-months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our evaluation, management concluded that, as of December 31, 2013, our internal control over financial reporting was not effective based on those criteria because of the existence of the following material weaknesses.

1)	The Company does not have an adequate number of independent board members and therefore does not have an independent audit committee.

2)	Our limited number of employees results in the Company’s inability to have a sufficient segregation of duties within its accounting and financial reporting activities.

These absences constitute material weaknesses in the Company’s corporate governance structure.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting because the Company is a smaller reporting company.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

Name	Age	Director Since

William R. Hambrecht	78	2007

Robert H. Hambrecht	47	2003

Denis T. Rice	81	2012

Thomas Thurston	36	2014

William R. Hambrecht has been the Chief Executive Officer of The Company since 2008. He is also the Chairman and Co-Chief Executive Officer of WR Hambrecht + Co which he founded in January 1998. He was co-founder of Hambrecht & Quist in 1968 where he held various executive management positions until he resigned in December 1997. He holds a B.S. degree from Princeton University . Mr. Hambrecht is also a Director of Salon Media Group, Inc. and Truett-Hurst, Inc.

Robert H. Hambrecht is a founding partner of W.R. Hambrecht + Co., an investment banking firm, founded in January 1998.  From 1996 through January 1998, Mr. Hambrecht was Vice President of H&Q Venture Partners, a venture capital firm.  From 1994 to 1996, Mr. Hambrecht was employed by Unterberg Harris, an investment banking firm.  Mr. Hambrecht earned a master’s degree in public administration from Columbia University in 1993. Mr. Hambrecht brings his deep knowledge of investing in securities of public companies to the Board of Directors.

Denis T. Rice is Senior Counsel with the law firm of Arnold & Porter LLP in San Francisco, which combined in 2012 with the Howard Rice law firm of which Mr. Rice was a founding partner. The California State Bar bestowed its annual Lifetime Achievement Award in Business Law on Mr. Rice in 2009. He has an A. B. degree from the Woodrow Wilson School of Public and International Affairs at Princeton University. Mr. Rice draws upon his business law practice, spanning over 50 years in participating in deliberations of the Board of Directors

Thomas Thurston is CEO and Founder of Growth Science, a data science think-tank that uses algorithms to predict disruptive innovation. Formerly, he used data science to guide growth investments and innovation at Intel Corporation, He was Managing Partner at Rottura Capital, an algorithm-based long-short hedge fund. He also helped found a high performance computing business that was acquired in 2008. A former Fellow at the Harvard Business School, Mr. Thurston holds a BA, MBA and JD.

EXECUTIVE OFFICERS

The following table sets forth the names, ages and positions of the Company’s executive officers as of December 31, 2013. A summary of the background and experience of William R. Hambrecht is set forth above under “Directors” and of Elizabeth Hambrecht is set forth below:

Name	Age	Position	Held Since

William R. Hambrecht	78	Chief Executive Officer	2007

Elizabeth Hambrecht	50	Chief Financial Officer	2013

Elizabeth Hambrecht was appointed Chief Financial Officer on July 1, 2013. Ms. Hambrecht also serves as Interim Chief Financial Officer at Salon Media Group, which operates the popular Salon.com website. Previously, Ms. Hambrecht served as Chief Executive Officer of Salon Media Group, from February 2005 to September 2007, and from September 2008 to May 2009. She also served as a director of Salon Media Group from 2003 to 2012. Before Salon, Elizabeth was a co-founder of Asiacontent.com, a pioneer in Asia’s Internet industry, and helped fund and launch Boom.com, Hong Kong’s first electronic brokerage. Prior to Boom.com, Elizabeth was a equities analyst covering emerging markets at Goldman Sachs (Hong Kong) and before that at Baring Securities. Elizabeth has served as a director of Salon Media Group, and as a Trustee of the San Francisco Friends School, the Asian Art Museum of SF and Northern California Public Broadcast (NCPB). She graduated with a B.A. degree from Vassar College and studied Mandarin at the Taipei Language Institute.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all of the Company’s employees (including its executive officers) and directors. The Company will provide to any person without charge, upon request, a copy of the Code. Any such request must be made in writing to the Company, c/o William R. Hambrecht, 909 Montgomery Street, San Francisco, CA 94133.

Section 16(a). Beneficial Ownership Reporting Compliance

During 2013, Wiliam R. Hambrecht did not file a Form 4 reporting the transfer of shares of the company’s common stock to two employees of the Company. Robert H. Hambrecht, Denis T. Rice, Quock Fong, and Elizabeth Hambrecht have made no filings under Section 16(a) of the Securities Exchange Act of 1934, including Form 3s; Robert H. Hambrecht, Quock Fong and Denis T. Rice did not file a Form 4 related to issuance of employee stock options in 2013, and Ms. Hambrecht did not file a Form 4 reporting the receipt of shares from Wiliam R. Hambrecht.

PART III – (Continued)

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

Outside directors may also receive stock option grants under the Company’s 2013 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). Only non-employee directors of the Company or an affiliate of such directors (as defined in the Internal Revenue Code of 1986, as amended from time to time, hereinafter the “Code”) are eligible to receive options under the Directors’ Plan. Options granted under the Directors’ Plan are not intended to qualify as incentive stock options under the Code.

Options under the Directors’ Plan have a ten-year term; however, each option will terminate prior to the expiration date if the optionee’s service as a non-employee director, or, subsequently, as an employee, of the Company terminates. The exercise price of each option under the Directors’ Plan must be equal to the fair market value of the Common Stock on the date of grant. All options issued pursuant to the Directors’ Plan vest at a rate of 1/48 per month for 48 months following the date of the grant of the option, or in the event the grant was delayed pending compliance by the Company with certain securities law requirements, the date from which the grant was delayed.

The table below shows the compensation paid to the Company's non-employee directors during 2013.

Director Compensation

Name	Fees earned or	Option	Total
	paid in cash	awards	($)
	($)	($)(1)

William R. Hambrecht	-	-	-

Robert H. Hambrecht	-	1,770	1,770

Denis T. Rice	-	1,770	1,770

(1)

See note 8 to the Company's audited Consolidated Financial statements included in Item 8 of this report for a description of the assumptions underlying the calculation of grant date fair value. The options have a term of ten years, but will expire 90 days after the optionee’s service to the Company terminates. The options vest over a four-year period at the rate of 1/10 on the date six months after the date of grant and 1/48 per month thereafter. The exercise price of stock options may not be less than 100% of the fair market value of the Common Stock subject to the option on the date of grant. At December 31, 2013, Mr. Hambrecht and Rice each held stock options to purchase 10,000 shares of common stock at an exercise price of $0.20 per share.

COMPENSATION OF EXECUTIVE OFFICERS

SUMMARY OF COMPENSATION

The following table shows that, for the fiscal year ended December 31, 2013, no compensation was awarded or paid to, or earned by, the Company’s Chief Executive Officer or the Company’s Chief Financial Officer.

NAME AND PRINCIPAL POSITION	YEAR	SALARY $	OPTION AWARDS (1) $	ALL OTHER COMPENSATION $	TOTAL $

William R. Hambrecht	2013	-	-	-	-
Chief Executive Officer	2012	-	-	-	-

Elizabeth Hambrecht	2013	-	3,540	-	3,540
Chief Financial Officer (2)

(1)	See note 8 to the Company's audited Consolidated Financial statements included in Item 8 of this report for a description of the assumptions underlying the calculation of grant date fair value. The options have a term of ten years, however the optionee’s options will expire 90 days after the optionee’s service to the Company terminates. The option vest over a four-year period at the rate of 1/10 on the date six months after the date of grant and 1/48 per month thereafter. The exercise price of stock options may not be less than 100% of the fair market value of the Common Stock subject to the option on the date of grant.

(2)	Ms Hambrecht was appointed as the Company’s Chief Financial Officer effective July 1, 2013

PART III – (Continued)

Outstanding Equity Awards at Fiscal Year-End

Option Awards

Name	Number of	Number of	Option	Option
	securities	securities	exercise	i
	unexercised	unexercised	price	experation
	options (#)	options (#)	($)	date
	exercisable	unexercisable

(a)	(b)	(c)	(e)	(f)

William R. Hambrecht	-	-	-	-

Elizabeth Hambrecht	5,000	15,000	$0.20	1/29/2023

 See the Summary Compensation Table for information regarding vesting.

Additional Equity Compensation Plan Information

The following table summarizes information regarding shares of common stock that may be issued upon exercise of stock options under the Company's 2013 Equity Incentive Plan as of December 31, 2013, which was the only plan or arrangement under which equity compensation was outstanding or could be awarded at that date.

Plan Category	A. Number of securities to be issued upon exercise of outstanding options, warrants, and rights	B. Weighted-average exercise price of outstanding options, warrants, and rights	C. Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by stockholders	170,000	$.7882	17,296

Equity compensation plans or arrangements not approved by stockholders	0	N/A	0

Total	170,000		17,296

PART III – (Continued)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of the Company’s Common Stock as of March 31, 2014 by: (i) each director; (ii) each named executive officer; and (iii) all those known by the Company to be beneficial owners of more than five percent of its Common Stock.

BENEFICIAL OWNERSHIP (1)

BENEFICIAL OWNER	NUMBER OF SHARES OF COMMON STOCK	PERCENT TOTAL

William R. Hambrecht	1,338,373	66.2%
909 Montgomery Street,
San Francisco, CA 94133
	162,143	8.0%
Elizabeth Hambrecht
909 Montgomery Street,
San Francisco, CA 94133

Robert Hambrecht	13,929	*
909 Montgomery Street,
San Francisco, CA 94133
Denis Rice	5,000	*
909 Montgomery Street,
San Francisco, CA 94133
Thomas Thurston	110,715	5.5%
909 Montgomery Street,
San Francisco, CA 94133

Edmund H. Shea, Jr. (deceased) and related entities	113,173	5.6%
655 Brea Canyon Road
Walnut, CA 91789

All executive officers and directors As a group (6 person)	1,743,333	86.2%
*Less than 1 percent

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

(2)

In Company Stock options exercisable currently or within 60 days after March 31, 2014, as follows: Ms. Hambrecht, 5,000 shares; Robert Hambrecht, 2,500 shares; Mr. Rice, 5,000 shares; and Mr. Thurston, 5,000 shares.

(3)	Applicable percentages are based on 2,021,895 shares outstanding on March 31, 2014 adjusted as required by rules promulgated by the SEC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. William R Hambrecht, Chief Executive Officer, is a shareholder in Salon Media Group, Inc. owning 22.6% and a Director and shareholder at Truett-Hurst, Inc owning 7.0%.

Ms. Elizabeth Hambrecht, Chief Financial Officer, is currently the interim Chief Financial Officer of Salon Media Group, Inc. Ms. Hambrecht formerly served as President and Chief Executive Officer of Salon Media Group, Inc. Ms. Hambrecht is also the sister of a member of the Board of Directors, and is the daughter of the Chief Executive Officer.

PART III – (Continued)

To meet its cash needs during the year 2013, the Company borrowed $123,000 from Mr. William R Hambrecht, Chief Executive Officer, at the same interest rate charged by First Republic Bank on its line of credit. Interest is payable to Mr. Hambrecht monthly. On December 31, 2013 the Company combined all the various notes payable, which were issued at various times to Mr. William R. Hambrecht, to one note for $182,000 at 7.75% interest, with a December 31, 2014 maturity.

Prior to December 31, 2013, the Company received $230,000 from certain new investors and certain of its existing investors, including related parties, pursuant to a stock purchase agreement. Under the stock purchase agreement, 131,429 shares of Ironstone’s Common Stock would be sold at a share price of $1.75 in exchange for these funds. As of December 31, 2013, the purchase agreement had not been finalized and the funds were held in the consolidated balance sheets as cash and cash equivalents and advances for future stock issuance.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate audit fees billed by our independent registered accountant for the years ended December 31, 2012 and December 31, 2013 were $21,135 and $22,650, respectively. There were no audit-related fees, tax fees or other fees paid to our independent registered accountant in the last two fiscal years.

Since the Board of Directors does not have an audit committee, the principal auditor is engaged by the Chief Executive Officer and the Chief Financial Officer on behalf of the Company’s Board of Directors.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements

The information concerning Ironstone's consolidated financial statements and the Reports of Burr Pilger Mayer, Inc. and Madsen & Associates CPA's, Inc., Ironstone’s independent auditors, required by this item, is incorporated by reference herein to the section of this Report in Item 8, entitled “Financial Statements and Supplementary Data”

2.	Financial Statement Schedules

None

3.	Exhibits

The following Exhibits are filed as part of, or incorporated by reference into, this Report.

Exhibit

Number	Description

10.1	Secured Promisory Note issued by the Registrant to Shea Ventures, LLC, dated March 31, 2012.
10.2	Security and Stock Pledge Agreement between the Registrant and Shea Ventures, LLC, dated March 31, 2012.
10.3	Warrant Agreement between Registrant and Shea Ventures, LLC, dated March 31, 2012.
10.4	Stock Purchase Agreement dated January 2, 2014.
10.5	Ironstone Group, Inc. Equity Incentive Plan dated January 29, 2013.
10.6	Ironstone Group, Inc. Stock Option Agreement dated January 29, 2013.
10.7	Promissory Note issued by the Registrant to William R. Hambrecht dated December 31, 2013.
21.1	Subsidiaries of Ironstone Group, Inc.
31.1	Section 302 - Principal Executive Officer Certification
31.2	Section 302 - Principal Financial Officer Certification
32.1	Section 1350 – Certification – Chief Executive Officer
32.2	Section 1350 – Certification – Chief Financial Officer
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

IRONSTONE GROUP, INC.
a Delaware corporation

Date:	April 14, 2014	By:	/s/	William R. Hambrecht
William R. Hambrecht
Chief Executive Officer

Date:	April 14, 2014	By:	/s/	Elizabeth Hambrecht
Elizabeth Hambrecht
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William R. Hambrecht	Director, Chief Executive Officer,	April 14, 2014
William R. Hambrecht	(Principal Executive Officer)

/s/ Elizabeth Hambrecht	Chief Financial Officer,	April 14, 2014
Elizabeth Hambrecht	(Principal Financial and Accounting Officer)

s/ Denis T. Rice	Director	April 14, 2014
Denis T. Rice

/s/ Robert H. Hambrecht	Director	April 14, 2014
Robert H. Hambrecht