Form 10-Q
period 2014-03-31
IRONSTONE GROUP INC
filed 2014-05-14
CIK 723269

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes [X]    No [ ]

As of May 13, 2014, 2,191,691 shares of Common Stock, $0.01 par value, were outstanding.

 IRONSTONE GROUP, INC. AND SUBSIDIARIES

IRONSTONE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
	March 31, 2014	December 31, 2013 (1)

ASSETS:
Cash	$226,052	$242,443
Investments:
Marketable securities	14,040	12,480
Marketable securities - related party	390,962	944,772
Non-marketable securities	2,001,919	2,001,919

Total assets	$2,632,973	$3,201,614

LIABILITIES AND SHAREHOLDERS' EQUITY:
Line of credit borrowings	$350,000	$350,000
Accounts payable and accrued expenses	23,514	17,895
Interest payable - related party	13,598	10,120
Advances for future stock issuance	-	230,000
Note payable, net of discount	1,128,025	1,102,580
Note payable - related party	182,000	182,000

Total liabilities	1,697,137	1,892,595

Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding
Common stock, $0.01 par value, 25,000,000 shares authorized, of which 2,618,500 shares are issued and outstanding as of December 31, 2013; 2,749,929 shares are issued and outstanding as of March 31, 2014	27,499	26,185
Additional paid-in capital	21,802,129	21,564,850
Accumulated deficit	(21,639,865)	(21,580,341)
Accumulated other comprehensive loss	1,268,647	1,820,899
	1,458,410	1,831,593
Less: Treasury Stock, 745,536 shares, at cost	(522,574)	(522,574)

Total stockholders' equity	935,836	1,309,019

Total liabilities and stockholders' equity	$2,632,973	$3,201,614

(1)	Derived from the Company’s audited consolidated financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended March 31,
	2014	2013

Operating expenses:
Professional fees	$12,322	$2,770
State filing fee	3,000	4,600
Amortization	2,780	1,390
Stock-based compensation	8,591	-
General and administrative expenses	-	90
Total operating expenses	26,693	8,850

Loss from operations	(26,693)	(8,850)

Other expense:
Interest expense	(29,353)	(27,452)
Interest expense to related party	(3,478)	(1,258)

Net loss	$(59,524)	$(37,560)

COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Net loss	$(59,524)	$(37,560)
Unrealized holding gain (loss) arising during the period	(552,252)	6,889

Comprehensive loss	$(611,776)	$(30,671)

Basic and diluted loss per share
Net loss per share	$(0.03)	$(0.02)

Weighted average shares used in per share computation	2,183,023	1,872,964

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(59,524)	$(37,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on notes payable	2,780	1,390
Stock-based compensation amortization	8,591	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	5,619	24,119
Interest payable - related party	3,478	1,258

Net cash used in operating activities	(39,056)	(10,793)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of note payable	22,665	-
Note payable to related party	-	10,000

Net cash provided from financing activities	22,665	10,000

Net decrease in cash	(16,391)	(793)

Cash at beginning of period	242,443	3,378

Cash at end of period	$226,052	$2,585

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$6,688	$6,688

Supplemental non-cash financing activities:
Advances for future common stock share purchase	$230,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities

Ironstone Group, Inc. and subsidiaries have no operations but are seeking appropriate business combination opportunities. Ironstone Group, Inc., (“Ironstone” or the “Company”), a Delaware, corporation was incorporated in 1972.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Ironstone Group, Inc. and its subsidiaries, AcadiEnergy, Inc., Belt Perry Associates, Inc., DeMoss Corporation, and TaxNet, Inc., (collectively the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2014, the results of its operations for the three month periods ended March 31, 2014 and March 31, 2013 and its cash flows for the three month periods ended March 31, 2014 and March 31, 2013. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year. The condensed consolidated financial statements presented herein have been prepared by management, without audit by independent auditors who do not express an opinion thereon, and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The December 31, 2013 condensed consolidated balance sheet data was derived from audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 but does not include all disclosures required for annual periods. Certain reclassifications have been made to conform to the current period’s presentation.

There have been no significant changes in the Company’s significant accounting policies that were disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Marketable and Non-Marketable Securities

Marketable and non-marketable securities have been classified by management as available for sale in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320. Marketable securities are recorded at fair value and any unrealized gains and losses are excluded from earnings and reported as a separate component of shareholders’ equity until realized. The fair value of the Company’s marketable securities and investments at March 31, 2014 is based on quoted market prices. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. For marketable securities for which there is an other-than-temporary impairment, an impairment loss is recognized as a realized loss, and related adjustments are not made for recovery in value.

Securities determined to be non-marketable by the Company do not have readily determinable fair values. The Company estimates the fair value of these instruments using various pricing models and the information available to the Company that it deems most relevant. Among the factors considered by the Company in determining the fair value of financial instruments are discounted anticipated cash flows, the cost, terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, the Black-Scholes Options Valuation methodology adjusted for active market, the share price of recent round of financings by an outsider, and other considerations on a case-by-case basis and other factors generally pertinent to the valuation of financial instruments.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made in the financial statements relate to the valuation of the Company’s non-marketable investments. Actual results could differ from those estimates.

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

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and local jurisdictions, where applicable. As of March 31, 2014, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2010 forward (with limited exceptions).

Stock-Based Compensation

Ironstone recognizes the fair value of stock options granted on a straight-line basis over the requisite service period of the option grant, which is the standard vesting term of four years.

Ironstone recognized stock-based compensation expense of $8,591 during the three months ended March 31, 2014. As of March 31, 2014, Ironstone had an aggregate of $83,539 of stock-based compensation remaining to be amortized to expense over the remaining requisite service period of the underlying options. Ironstone currently expects this stock-based compensation balance to be amortized as follows: $19,413 during the remainder of fiscal year 2014; $25,884 during fiscal year 2015; $25,884 during fiscal year 2016; and $12,358 during fiscal year 2017.

The full impact of stock-based compensation in the future is dependent upon, among other things, the total number of stock options granted, the fair value of the stock options at the time of grant and the tax benefit that Ironstone may or may not receive from stock-based expenses. Additionally, stock-based compensation requires the use of an option-pricing model to determine the fair value of stock option awards. This determination of fair value is affected by Ironstone’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to Ironstone’s expected stock price volatility over the term of the awards.

Basic and Diluted Loss per Share

Basic loss per share (“EPS”) excludes dilution and is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares actually outstanding during the period. Diluted EPS reflects the dilution from potentially dilutive securities, except where inclusion of such potentially dilutive securities would have an anti-dilutive effect because of the net loss for the periods presented.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”) to provide guidance on the presentation of unrecognized tax benefits. ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 was effective for the Company in the first quarter of fiscal 2014 and its adoption did not have an impact on the Company’s consolidated financial statements in the quarter ended March 31, 2014.

2. FAIR VALUE MEASUREMENTS

Fair value is defined under the Financial Accounting Standards Board (“FASB”) Accounting Standards Board (“ASC”) 820, “Fair Value Measurement and Disclosures”. ASC 820 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States of America (“GAAP”) and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 describes a fair value hierarchy based on three levels of inputs of which the first two are considered observable and the last unobservable, that may be used to measure fair value as follows:

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

The Company’s assets and liabilities that are measured at fair value on a non-recurring basis include cash, accounts payable, accrued expenses, and interest payable given their short-term nature. Furthermore, the fair value of the Company’s notes payable are initially measured at fair value given that they are estimated based on current rates that would be available for debt of similar terms.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

2. FAIR VALUE MEASUREMENTS (continued)

The following tables provide information about the Company’s financial instruments measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013 by the fair value hierarchy:

				Balance as of
				March 31,
	Level 1	Level 2	Level 3	2014

Investments:
Publicly traded common stock	$405,002	$-	$-	$405,002
Private company preferred stock	-	-	2,001,919	2,001,919
Total	$405,002	$-	$2,001,919	$2,406,921

				Balance as of
				December 31,
	Level 1	Level 2	Level 3	2013

Investments:
Publicly traded common stock	$957,252	$-	$-	$957,252
Private company preferred stock	-	-	2,001,919	2,001,919
Total	$957,252	$-	$2,001,919	$2,959,171

The following tables present the Company’s investments measured at fair value using significant unobservable inputs (Level 3), including the valuation technique and unobservable inputs used to measure the fair value of those financial instruments:

	Fair Value as of
	March 31,
	2014	Valuation Technique	Unobservable Inputs

Non-marketable securities	$2,001,919	A recent round of financing	Third party transaction

	Fair Value as of
	December 31,
	2013	Valuation Technique	Unobservable Inputs

Non-marketable securities	$2,001,919	A recent round of financing	Third party transaction

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2. FAIR VALUE MEASUREMENTS (continued)

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for three months ended March 31, 2014. Both observable and unobservable inputs may be used to determine the fair value of the positions that the Company has classified within the Level 3 category. As a result, unrealized gains or (losses) during the period for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value during the period that were attributable to both observable and unobservable inputs.

Private Company
Preferred Stock
Balance as of January 1, 2013	$-
Transfers into Level 3	1,000,000
Unrealized gain on investments	1,001,919
Balance as of December 31, 2013	2,001,919
Transfers into Level 3	-
Transfers out of Level 3	-
Unrealized gain on investments	-

Balance as of March 31, 2014	$2,001,919

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

3. INVESTMENTS

TangoMe, Inc.

On March 30, 2012, the Company purchased 468,121 shares of TangoMe, Inc. Series A Preferred stock from related party William R. Hambrecht at $2.14 per share, resulting in a total investment of $1,000,000. For the year ended December 31, 2013, the Company recorded an unrealized gain of $1,001,919, bringing the total value of the investment in TangoMe, Inc. to $2,001,919 as of December 31, 2013. The fair value as of December 31, 2013 was based on a round of financing where similar securities were sold to related and unrelated third parties. This recent round of financing was also determined to be the best estimate of fair value as of March 31, 2014. The use of a recent round of financing for TangoMe, Inc. is the primary significant unobservable input used in the fair value measurement of the Company’s investment. Significant increases (decreases) in any subsequent rounds of financing would result in a significantly higher (lower) fair value measurement.

Salon Media Group, Inc.

The Company owns 1,926,857 shares of Common Stock of Salon Media Group, Inc. These shares resulted from the April 24, 2013 exchange of 843 shares of Series C Preferred Stock of Salon Media Group Inc. This investment in common shares of Salon is valued at $0.17 and $0.45 per share, or $327,566 and $867,086 at March 31, 2014 and December 31, 2013, respectively. For the three months ended March 31, 2014 and 2013, the Company recorded a related unrealized loss of $539,520 and a related unrealized gain of $8,430 on the investment, respectively.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

3. INVESTMENTS (continued)

Additionally, in conjunction with making the investment in Salon, the Company received warrants to purchase common stock in Salon. In 2006, the Company exercised its warrants to purchase a total of 79,970 shares of common stock of Salon. This investment in common shares of Salon is valued at $0.17 and $0.45 per share, or $13,595 and $35,987, at March 31, 2014 and December 31, 2013, respectively. For the three months ended March 31, 2014 and 2013, the Company recorded a related unrealized loss of $22,392 and unrealized gain of $799 on the investment, respectively.

FlexiInternational Software, Inc.

The Company owns 78,000 shares of Flexi International Software stock. The investment in common shares of Flexi is valued at $0.18 and $0.16 per share, or $14,040 and $12,480 at March 31, 2014 and December 31, 2013, respectively. For the three months ended March 31, 2014 and 2013, the Company recorded a related unrealized gain of $1,560 and an unrealized loss of $2,340 on the investment, respectively.

Truett-Hurst, Inc.

On November 20, 2013, the Company purchased 10,000 shares of Truett-Hurst stock. The investment in common shares of Truett-Hurst is valued at $4.98 and $4.17 per share, or $49,800 and $41,700 at March 31, 2014 and December 31, 2013, respectively. For the three months ended March 31, 2014, the Company recorded a related unrealized gain of $8,100 on the investment.

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

Prior to December 31, 2013, the Company received $230,000 from new investors and certain of its existing investors, including related parties, pursuant to a stock purchase agreement. Under the stock purchase agreement, 131,429 shares of Ironstone’s Common Stock were sold at a per share price of $1.75 in exchange for these funds on January 2, 2014.

5. NOTES PAYABLE

On March 31, 2012, the Company received $1,000,000 from a third party and issued a related promissory note. The note carries an 8% interest rate, per annum, and has a maturity date of March 31, 2017. Interest accrues on the balance and converts to separate notes payable on a quarterly basis. The total amounts due under this agreement, including the notes related to accrued interest, are due in full at the maturity date. The note is secured by all of the assets of the Company through an accompanying security agreement. If the Company defaults on the note or security agreement, interest would accrue at 10% per annum. The gross amount payable under the agreement as of March 31, 2014 and 2013 were $1,171,659 and $1,000,000, respectively.

In connection with the note agreement, the Company also issued warrants to this third party to purchase 187,296 shares of the Company’s common stock, for total consideration of $1. If the third party elects to purchase only a portion of the allotted shares, then the purchase price shall be prorated for the portion purchased. The warrants were separately valued using the Black-Scholes model, and it was determined the fair value of the warrants at March 31, 2012, the warrant grant date, was $56,188. This amount has been recorded as a discount on the $1,000,000 note payable and will be amortized over the 5 year term of the note. For the three months ended March 31, 2014, accretion of the note payable discount was $2,780 and the remaining unamortized balance was $43,634. For the three months ended March 31, 2013, accretion of the note payable discount was $1,390 and the remaining unamortized balance was $50,584. The inputs to the Black-Scholes model were as follows: Stock price at March 31, 2012 of $0.30; exercise price of $.000005; Expected term of 5 years; Risk-free interest rate of 4.84%; Dividend rate of 0; Volatility of 60%. All 187,296 warrants were issued and outstanding at March 31, 2014.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

5. NOTES PAYABLE (continued)

	Shares	Exercise Price	Expiration
Warrants outstanding as of January 1, 2012	0
Issued March 31, 2012	187,296	0.000005	March 31, 2022

Warrants outstanding as of March 31, 2014	187,296

Furthermore, on December 31, 2013 the Company entered into a note payable agreement with a related party, William R. Hambrecht. This note carries a 7.75% interest rate per annum and has a maturity date of December 31, 2014. The note payable carried a principal balance of $182,000 as of March 31, 2014, with additional accrued interest of $13,598.

The scheduled maturities of notes payable outstanding by fiscal year as of March 31, 2014 are as follows:

	2014	2015	2016	2017	Total
Notes Payable	$-	$-	$-	$1,171,659	$1,171,659
Notes Payable - related party	182,000	-	-	-	182,000

Total	$182,000	$-	$-	$1,171,659	$1,353,659

6. LINE OF CREDIT ARRANGEMENT

The Company has a line of credit arrangement with First Republic Bank (the “lender”) with a borrowing limit of $350,000 with interest based upon the lender’s prime rate. For the three months ended and as of March 31, 2014, the interest rate is 7.75% and payable monthly. The line is guaranteed by both William R. Hambrecht, Director and Chief Executive Officer, and Robert H. Hambrecht, Director. The line of credit is due on demand and is secured by all of the Company’s business assets. At March 31, 2014, the outstanding balance under the line was $350,000. The total recorded interest expense on this note for the three months ended March 31, 2014 and March 31, 2013 was $6,688 and $6,688 respectively. The line of credit is renewable on a yearly basis based upon the lender’s review and matures on September 11, 2014.

7. INCOME TAXES

The Company accounts for income taxes under the asset and liability method, which recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax bases of assets and liabilities and their financial statement reported amounts, and for net operating losses and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance against deferred tax assets when it is more likely than not that such assets will not be realized.  The Company continues to monitor the likelihood that it will be able to recover its deferred tax assets.  If recovery is not likely, the Company must increase its provision for income taxes by recording a valuation allowance against the deferred tax assets.

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

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

8. SHAREHOLDERS’ EQUITY

Common Stock

On January 2, 2014, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with new investors and existing investors (each, a “Share Purchaser” and, collectively, the “Share Purchasers”), pursuant to which, the Company issued and sold to such Share Purchasers 131,429 shares of the Company’s Common Stock, representing approximately 7% of Ironstone’s outstanding equity securities on the date of purchase, for an aggregate purchase price of $230,000.

Treasury Stock

On September 15, 2003, the Board of Directors authorized the Company to purchase 745,536 shares of Company common stock at $0.70 per share for an aggregate purchase price of $521,875. The repurchase represented 50.11% of the issued and outstanding shares of the Company. During the year ended December 31, 2008, the Company paid $699 for fractional Treasury shares. As of March 31, 2014, the treasury shares are held by the Company.

Preferred Stock

The Company is authorized to issue up to five million shares of preferred stock without further shareholder approval, the rights, preferences and privileges of which would be determined at the time of issuance. No shares have been issued as of March 31, 2014.

Stock Option Plans

The Company has adopted a 2013 Equity Incentive Plan (“the Plan”). As of January 30, 2013, 187,296 shares were available for grant under the Plan. The plan provides for stock options to be granted at times and prices determined by the Company’s Board of Directors. The stock options are to be granted to directors, officers and employees of the Company, as well as certain consultants and other persons providing services to the Company.

70,000 stock options were granted on January 30, 2013. The fair value of these options granted under the Plan were estimated using the Black-Scholes model with the following price and assumptions: Stock Price $.20, Exercise Price $.20, Time to Maturity 3.33 years, Risk-free Interest Rate 0.4%, Annualized Volatility 40%.

An additional 100,000 stock options were granted on August 20, 2013. The fair value of these options granted under the Plan were estimated using the Black-Scholes model with the following price and assumptions: Stock Price $1.20, Exercise Price $1.20, Time to Maturity 4.0 years, Risk-free Interest Rate 1.0%, Annualized Volatility 133%.

For the three months ended March 31, 2014, the Company recorded share based compensation expense related to stock options in the amount of $8,591.

9. SUBSEQUENT EVENT

On May 13, 2014, a third party exercised its warrant to purchase 187,296 shares of Ironstone Group, Inc. Common Stock for a total price of $1.00, or $0.000005 per share. Following the warrant exercise, these 187,296 shares accounted for approximately 9% of all Ironstone Common Stock outstanding.

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

Results of Operations

Comparison of 2014 to 2013

Operating expenses for the three-month period ended March 31, 2014 increased $17,843 or 202% as compared to the three months ended March 31, 2013. This was primarily due to an increase in professional fees, note amortization, stock-based compensation. Other expenses for the three-month period ended March 31, 2014 increased $4,121 or 14% as compared to the three months ended March 31, 2013. This increase was due to higher interest expenses.

Liquidity and Capital Resources

Net cash used in operating activities for the three months ended March 31, 2014 was $39,056. The Company has cash and marketable securities of $631,054 at March 31, 2014. We believe that our current cash and marketable security balances will be sufficient to meet our operating and capital requirements for at least the next 12 months. We may use cash from time to time to make additional investment acquisitions. We may be required to raise funds through public or private financings, strategic relationships or other arrangements. We cannot assure you that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed could harm our ability to pursue our business strategy and achieve and maintain profitability.

The Company has a line of credit arrangement with First Republic Bank with a borrowing limit of $350,000 with interest based upon the lender’s prime rate. Interest is payable monthly at 7.75%. The line is guaranteed by William R. Hambrecht, Chief Executive Officer, Director and Robert H. Hambrecht, Director. The line of credit is due on demand and is secured by all of the Company’s business assets. At March 31, 2014, the outstanding balance under the line was $350,000. The line of credit is renewable on a yearly basis based upon the lender’s review and matures on September 11, 2014.

The Company may obtain additional equity or working capital through additional bank borrowings and public or private sales of equity securities and exercises of outstanding stock options. There can be no assurance, however, that such additional financing will be available on terms favorable to the Company, or at all.

While the Company explores new business opportunities, the primary capital resource of the Company relates to the March 30, 2012 purchase of 468,121 shares of non-marketable investment TangoMe, Inc. The investment in TangoMe, Inc. shares is valued at $2,001,919 at March 31, 2014 and December 31, 2013, respectively. Given that the investment in TangoMe, Inc. does not have a readily determinable fair value, the Company exerts significant judgment in estimating the fair value using various pricing models and the information available to the Company that it deems most relevant.

Another capital resource of the Company is 1,926,857 shares of Common Stock of Salon Media Group, Inc. These shares resulted from the April 24, 2013 exchange of 843 shares of Series C Preferred Stock of Salon Media Group Inc. The investment in common shares of Salon is valued at $327,566 and $867,086 at March 31, 2014 and December 31, 2013 respectively. For the three months ended March 31, 2014 the Company recorded a related unrealized loss of $539,520 on the investment.

Additionally, in conjunction with making the investment in Salon, the Company received warrants to purchase common stock in Salon. In 2006, the Company exercised its warrants to purchase a total of 79,970 shares of common stock of Salon. This investment in common shares of Salon is valued at $13,595 and $35,987 as of March 31, 2014 and December 31, 2013, respectively. For the three months ended March 31, 2014, the Company recorded an related unrealized loss of $22,392 on the investment.

The Company owns 10,000 shares of Truett-Hurst stock and accounts for this investment as an available-for-sale security on its balance sheet. The investment in common shares of Truett-Hurst is valued at $49,800 and $41,700 at March 31, 2014 and December 31, 2013, respectively. For the three months ended March 31, 2014, the Company recorded a related unrealized gain of $8,100 on the investment.

The Company owns 78,000 shares of Flexi International Software stock and accounts for this investment as an available-for-sale security on its balance sheet. The investment in common shares of Flexi is valued at $14,040 and $12,480 at March 31, 2014 and December 31, 2013, respectively. For the three months ended March 31, 2014, the Company recorded a related unrealized gain of $1,560 on the investment.

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

We conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation our chief executive officer and chief financial officer have concluded that, as of March 31, 2014, our disclosure controls and procedures are not effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting for the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2014. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our evaluation, management concluded that, as of March 31, 2014, our internal control over financial reporting was not effective based on those criteria because of the existence of the following material weaknesses.

1)	The Company does not have an adequate number of independent board members nor therefore an independent audit committee.

2)	Our limited number of employees results in the Company’s inability to have a sufficient segregation of duties within its accounting and financial reporting activities.

These absences constitute material weaknesses in the Company’s corporate governance structure. These weaknesses were also reported in our December 31, 2013 Form 10-K filing. Despite the existence of these material weaknesses, management of the Company believes the financial information presented in this report is materially correct and in accordance with Generally Accepted Accounting Principles.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None

ITEM 1a – RISK FACTORS

The Company’s main assets are investments in non-marketable securities of TangoMe, Inc., and marketable securities of Salon Media Group, Inc, Truett-Hurst, Inc., and FlexiInternational Software Inc. There can be no assurance that a market will continue to exist for these investments.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 2, 2014, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with new investors and existing investors (each, a “Share Purchaser” and, collectively, the “Share Purchasers”), pursuant to which, the Company issued and sold to such Share Purchasers 131,429 shares of the Company’s Common Stock, representing approximately 7% of Ironstone’s outstanding equity securities, for an aggregate purchase price of $230,000. The proceeds will be used by the Company to pay recurring operating and other expenses.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

None

ITEM 5 – OTHER INFORMATION

ITEM 6 - EXHIBITS

31.1	Section 302 – Principal Executive Officer Certification
31.2	Section 302 – Principal Financial Officer Certification
32.1	Section 1350 – Certification – Chief Executive Officer
32.2	Section 1350 – Certification – Chief Financial Officer

101.INS XBRL Instance

101.SCH XBRL Taxonomy Extension Schema

101.CAL XBRL Taxonomy Extension Calculation

101.DEF XBRL Taxonomy Extension Definition

101.LAB XBRL Taxonomy Extension Labels

101.PRE XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

IRONSTONE GROUP, INC.
a Delaware corporation

Date: May 14, 2014
	By:	/s/ William R. Hambrecht
William R. Hambrecht
Chief Executive Officer