Form 10-Q
period 2014-06-30
IRONSTONE GROUP INC
filed 2014-08-14
CIK 723269

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 13th, 2014, 2,191,691 shares of Common Stock, $0.01 par value, were outstanding.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

IRONSTONE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
	June 30, 2014	December 31, 2013 (1)

ASSETS:
Cash	$76,599	$242,443
Investments:
Marketable securities	18,720	12,480
Marketable securities - related party	371,092	944,772
Non-marketable securities	2,104,931	2,001,919

Total assets	$2,571,342	$3,201,614

LIABILITIES AND SHAREHOLDERS' EQUITY:
Line of credit borrowings	$350,000	$350,000
Accounts payable and accrued expenses	15,356	17,895
Interest payable - related party	17,115	10,120
Advances for future stock issuance	1	230,000
Note payable, net of discount	1,154,203	1,102,580
Note payable - related party	182,000	182,000

Total liabilities	1,718,675	1,892,595

Stockholders' equity (deficit)
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding
Common stock, $0.01 par value, 25,000,000 shares authorized, of which 2,618,500 shares are issued and outstanding as of December 31, 2013; 2,749,929 shares are issued and outstanding as of June 30, 2014	27,499	26,185
Additional paid-in capital	21,808,600	21,564,850
Accumulated deficit	(21,714,316)	(21,580,341)
Accumulated other comprehensive income	1,253,458	1,820,899
	1,375,241	1,831,593
Less: Treasury Stock, 745,536 shares, at cost	(522,574)	(522,574)

Total stockholders' equity	852,667	1,309,019

Total liabilities and stockholders' equity	$2,571,342	$3,201,614

(1) Derived from the Company's audited consolidated financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Operating expenses:
Professional fees	$26,396	$17,535	$38,716	$20,305
State filing fee	5,240	2,400	8,240	7,000
Stock-based compensation	6,471	774	15,064	3,870
General and administrative expenses	35	110	35	200
Total operating expenses	38,142	20,819	62,055	31,375

Loss from operations	(38,142)	(20,819)	(62,055)	(31,375)

Other expense:
Interest expense	(32,792)	(29,769)	(64,925)	(58,785)
Interest expense to related party	(3,517)	(1,797)	(6,995)	(2,880)

Net loss	$(74,451)	$(52,385)	$(133,975)	$(93,040)

COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Net loss	$(74,451)	$(52,385)	$(133,975)	$(93,040)
Unrealized holding gain (loss) arising during the period	(15,189)	1,560	(567,440)	8,449

Comprehensive loss	$(89,640)	$(50,825)	$(701,415)	$(84,591)

Basic and diluted loss per share
Net loss per share	$(0.03)	$(0.02)	$(0.06)	$(0.04)
Weighted average shares outstanding	2,191,689	2,618,500	2,188,058	2,618,500

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(133,975)	$(93,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on notes payable	5,589	2,780
Stock-based compensation amortization	15,064	3,870
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(2,539)	39,975
Interest payable - related party	6,995	2,880
Net cash used in operating activities	(108,866)	(43,535)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of non-marketable securities	(103,012)	-

Net cash used in investing activities	(103,012)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Pay-in-kind interest added to principal	46,034	-
Note payable to related party	-	41,700

Net cash provided from financing activities	46,034	41,700

Net decrease in cash	(165,844)	(1,835)

Cash at beginning of period	242,443	3,378

Cash at end of period	$76,599	$1,543

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$13,525	$13,525

Supplemental noncash investing and financing activities:
Net unrealized loss on marketable and non-marketable investments, net of tax	$(464,428)	$-
Conversion of advance to common stock	$230,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(UNAUDITED)

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities

Ironstone Group, Inc. and subsidiaries have no operations but are seeking appropriate business combination opportunities. Ironstone Group, Inc. (“Ironstone” or the “Company”), a Delaware corporation, was incorporated in 1972.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Ironstone Group, Inc. and its subsidiaries, AcadiEnergy, Inc., Belt Perry Associates, Inc., DeMoss Corporation, and TaxNet, Inc., (collectively the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2014, the results of its operations for the three and six month periods ended June 30, 2014 and June 30, 2013, and its cash flows for the six month periods ended June 30, 2014 and June 30, 2013. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year. The condensed consolidated financial statements presented herein have been prepared by management, without audit by independent auditors who do not express an opinion thereon, and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The December 31, 2013 condensed consolidated balance sheet data was derived from audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 but does not include all disclosures required for annual periods. Certain reclassifications have been made to conform to the current period’s presentation.

There have been no significant changes in the Company’s significant accounting policies that were disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Marketable and Non-Marketable Securities

Marketable and non-marketable securities have been classified by management as available for sale in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320, marketable securities are recorded at fair value and any unrealized gains and losses are excluded from earnings and reported as a separate component of shareholders’ equity until realized. The fair value of the Company’s marketable securities and investments at June 30, 2014 is based on quoted market prices. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. For marketable securities for which there is an other-than-temporary impairment, an impairment loss is recognized as a realized loss, and related adjustments are not made for recovery in value.

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

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, local, and foreign jurisdictions, where applicable. All tax years are subject to examination by the U.S. and California tax authorities due to the carryforward of unutilized net operating losses. The Company had no accrual for interest or penalties as of June 30, 2014 and December 31, 2013.

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

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (concluded)

Basic and Diluted Loss per Share

Basic loss per share (“EPS”) excludes dilution and is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares actually outstanding during the period. Diluted EPS reflects the dilution from potentially dilutive securities, except where inclusion of such potentially dilutive securities would have an anti-dilutive effect because of the net loss for the periods presented. As of June 30, 2014, the Company does not have any potentially dilutive securities.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”) to provide guidance on the presentation of unrecognized tax benefits. ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 was effective for the Company in the first quarter of fiscal 2014 and its adoption did not have an impact on the Company’s consolidated financial statements in the quarter ended June 30, 2014.

2. FAIR VALUE MEASUREMENTS

Fair value is defined under the Financial Accounting Standards Board (“FASB”) Accounting Standards Board (“ASC”) 820, “Fair Value Measurement and Disclosures”. ASC 820 defines fair value, establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 describes a fair value hierarchy based on three levels of inputs of which the first two are considered observable and the last unobservable, that may be used to measure fair value as follows:

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

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2. FAIR VALUE MEASUREMENTS (continued)

The following tables provide information about the Company’s financial instruments measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013 by the fair value hierarchy:

				Balance as of
				June 30,
	Level 1	Level 2	Level 3	2014

Investments:
Publicly traded common stock	$389,812	$-	$-	$389,812
Private company preferred stock	-	-	2,104,931	2,104,931

Total	$389,812	$-	$2,104,931	$2,494,743

				Balance as of
				December 31,
	Level 1	Level 2	Level 3	2013

Investments:
Publicly traded common stock	$957,252	$-	$-	$957,252
Private company preferred stock	-	-	2,001,919	2,001,919

Total	$957,252	$-	$2,001,919	$2,959,171

The following tables present the Company’s investments measured at fair value using significant unobservable inputs (Level 3), including the valuation technique and unobservable inputs used to measure the fair value of those financial instruments:

	Fair Value as of
	June 30,
	2014	Valuation Technique	Unobservable Inputs

Private company preferred stock	$2,104,931	A recent round of financing	Third party transaction

	Fair Value as of
	December 31,
	2013	Valuation Technique	Unobservable Inputs

Private company preferred stock	$2,001,919	A recent round of financing	Third party transaction

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

2. FAIR VALUE MEASUREMENTS (concluded)

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis. Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, unrealized gains or (losses) during the period for assets and liabilities within the Level 3 category presented in the table below may include changes in fair value during the period that were attributable to both observable and unobservable inputs.

Investments
Balance as of January 1, 2013	$-
Transfers into Level 3	1,000,000
Unrealized gain on investments	1,001,919

Balance as of December 31, 2013	2,001,919
Purchases of Level 3	103,012

Balance as of June 30, 2014	$2,104,931

Transfers of financial instruments occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the beginning of the reporting period. Transfers into Level 3 for fiscal year 2013 are attributed to the lack of observable inputs available for these securities beginning January 1, 2013.

3. INVESTMENTS

TangoMe, Inc.

On March 30, 2012, the Company purchased 468,121 shares of Series A Preferred stock from related party William R. Hambrecht at $2.14 per share, resulting in a total investment of $1,000,000. For the year ended December 31, 2013, the Company recorded an unrealized gain of $1,001,919, bringing the total value of the investment in TangoMe, Inc. to $2,001,919 as of December 31, 2013. The fair value as of December 31, 2013 was based on a round of financing where similar securities were sold to related and unrelated third parties. This recent round of financing was also determined to be the best estimate of fair value as of June 30, 2014. The use of a recent round of financing for TangoMe, Inc. is the primary significant unobservable input used in the fair value measurement of the Company’s investment. Significant increases (decreases) in any subsequent rounds of financing would result in a significantly higher (lower) fair value measurement.

Arcimoto, Inc.

On June 6, 2014 the Company purchased 37,000 shares of Series A-1 Preferred Stock from Arcimoto, Inc. This purchase price of $103,012 was determined to be the best estimate of fair value as of June 30, 2014. Significant increases (decreases) in any subsequent rounds of financing would result in a significantly higher (lower) fair value measurement.

Salon Media Group, Inc.

The Company owns 1,926,857 shares of Common Stock of Salon Media Group, Inc. These shares resulted from the April 24, 2013 exchange of 843 shares of Series C Preferred Stock of Salon Media Group Inc. This investment in common shares of Salon is valued at $0.16 and $0.45 per share, or $308,297 and $867,086 at June 30, 2014 and December 31, 2013, respectively. For the three months ended June 30, 2014 and 2013, the Company recorded a related unrealized loss of $19,269 and a related unrealized gain of $8,430, respectively. For the six months ended June 30, 2014 and 2013, the Company recorded a related unrealized loss of $558,789 and a related unrealized gain of $8,430, respectively.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

3. INVESTMENTS (concluded)

Additionally, in conjunction with making the investment in Salon, the Company received warrants to purchase common stock in Salon. In 2006, the Company exercised its warrants to purchase a total of 79,970 shares of common stock of Salon. This investment in common shares of Salon is valued at $0.16 and $0.45 per share, or $12,795 and $35,987, at June 30, 2014 and December 31, 2013, respectively. For the three months ended June 30, 2014, the Company recorded a related unrealized loss of $798. The Company did not recognize a change in value of the shares for the three months ended June 30, 2013. For the six months ended June 30, 2014 and 2013, the Company recorded a related unrealized loss of $23,192 and a related unrealized gain of $799, respectively.

FlexiInternational Software, Inc.

The Company owns 78,000 shares of FlexiInternational Software stock. The investment in common shares of FlexiInternational is valued at $0.24 and $0.16 per share, or $18,720 and $12,480 at June 30, 2014 and December 31, 2013, respectively. For the three months ended June 30, 2014 and 2013, the Company recorded a related unrealized gain of $4,680 and $1,560, respectively. For the six months ended June 30, 2014 and 2013, the Company recorded a related unrealized gain of $6,240 and unrealized loss of $780, respectively.

Truett-Hurst, Inc.

The Company owns 10,000 shares of Truett-Hurst stock, which were purchased on November 20, 2013. The investment in common shares of Truett-Hurst is valued at $5.00 and $4.17 per share, or $50,000 and $41,700 at June 30, 2014 and December 31, 2013, respectively. For the three and six months ended June 30, 2014 the Company recorded a related unrealized gain of $200 and $8,300, respectively.

4. RELATED PARTY TRANSACTIONS

Mr. William R Hambrecht, Chief Executive Officer, is a minority shareholder in Salon Media Group, Inc. and Truett-Hurst, Inc.

Ms. Elizabeth Hambrecht, Chief Financial Officer, is currently the interim Chief Financial Officer of Salon Media Group, Inc. Ms. Hambrecht formerly served as President and Chief Executive Officer of Salon Media Group, Inc. Ms. Hambrecht is also the sister of a member of the Board of Directors, and is the daughter of the Chief Executive Officer.

5. NOTES PAYABLE

On March 31, 2012, the Company received $1,000,000 from a third party and issued a related promissory note. The note carries an 8% interest rate, per annum, and has a maturity date of March 31, 2017. Interest accrues on the balance and converts to separate notes payable on a quarterly basis. The total amounts due under this agreement, including the notes related to accrued interest, are due in full at the end of the term. The note is secured by all of the assets of the Company through an accompanying security agreement. If the Company defaults on the note or security agreement, interest would accrue at 10% per annum. The gross amounts payable under the agreement as of June 30, 2014 and December 31, 2013 were $1,195,028 and $1,148,994, respectively.

In connection with the note agreement, the Company also issued warrants to this third party to purchase 187,296 shares of the Company’s common stock, for total consideration of $1. The warrants were separately valued using the Black-Scholes model, and it was determined the fair value of the warrants at March 31, 2012 was $56,188. This amount has been recorded as a discount on the $1,000,000 note payable to be amortized over the 5 year term of the note. The unamortized balance of the discount was $40,825 and $46,414 as of June 30, 2014 and December 31, 2013.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5. NOTES PAYABLE (concluded)

Furthermore, on December 31, 2013 the Company entered into a note payable agreement with a related party, William R. Hambrecht. This note carries a 7.75% interest rate per annum and has a maturity date of December 31, 2014. The note payable carried a principal balance of $182,000 as of June 30, 2014 and December 31, 2013, with additional accrued interest of $17,115 and $10,120, respectively.

The scheduled maturities of notes payable outstanding as of June 30, 2014 are as follows:

	2014	2015	2016	2017	Total

Notes Payable	$-	$-	$-	$1,195,028	$1,195,028
Notes Payable - related party	182,000	-	-	-	$182,000

Total	$182,000	$-	$-	$1,195,028	$1,377,028

6. LINE OF CREDIT ARRANGEMENT

The Company has a line of credit arrangement with First Republic Bank (the “lender”) with a borrowing limit of $350,000. Interest is based upon the lender’s prime rate plus 4.5% and is payable monthly. At June 30, 2014 and December 31, 2013, interest was being paid at a rate of 7.75%. The line is guaranteed by both William R. Hambrecht, Director and Chief Executive Officer, and Robert H. Hambrecht, Director. Furthermore, the line of credit is due on demand and is secured by all of the Company’s business assets. At June 30, 2014 and December 31, 2013, the outstanding balance under the line was $350,000, respectively. The total recorded interest expense on this note for the three months ended June 30, 2014 and June 30, 2013 was $6,837, respectively. The total recorded interest expense on this note for the six months ended June 30, 2014 and June 30, 2013 was $13,525, respectively. The line of credit is renewable on a yearly basis based upon the lender’s review and matures on September 11, 2014.

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

The Company is subject to taxation in the U.S. and the state of California. All tax years are subject to examination by the U.S. and California tax authorities due to the carryforward of unutilized net operating losses. The Company had no accrual for interest or penalties on the balance sheet at June 30, 2014 and December 31, 2013.

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

On May 1, 2014, a third party exercised warrants for 187,296 shares of the Company’s Common Stock. As of June 30, 2014, the Company had yet to issue 187,296 shares from the warrant exercise to the third party. The shares payable of $1 are included in Advances for future stock issance in the Company’s consolidated balance sheet.

Treasury Stock

On September 15, 2003, the Board of Directors authorized the Company to purchase 745,536 shares of Company common stock at $0.70 per share for an aggregate purchase price of $521,875. The repurchase represented 50.11% of the issued and outstanding shares of the Company. During the year ended December 31, 2008, the Company paid $699 for fractional Treasury shares. As of June 30, 2014 and December 31, 2013, the treasury shares are held by the Company.

Preferred Stock

The Company is authorized to issue up to five million shares of preferred stock without further shareholder approval, the rights, preferences and privileges of which would be determined at the time of issuance. No shares have been issued as of June 30, 2014 and December 31, 2013.

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

An additional 100,000 stock options were granted on August 20, 2013. The fair value of these options granted under the Plan were estimated using the Black-Scholes model with following price and assumptions: Stock Price $1.20, Exercise Price $1.20, Time to Maturity 4.0 years, Risk-free Interest Rate 1.1%, Annualized Volatility 93%.

For the three months ended June 30, 2014 and 2013, the Company recorded share based compensation expense related to stock options in the amount of $6,471 and $0, respectively. For the six months ended June 30, 2014 and 2013, the Company recorded share based compensation expense related to stock options in the amount of $15,062 and $3,870, respectively.

As of June 30, 2014 and December 31, 2013, Ironstone had an aggregate of $77,068 and $80,765 of stock-based compensation, respectively, remaining to be amortized to expense over the remaining requisite service period of the underlying options. As of June 30, 2014, Ironstone expects this stock-based compensation balance to be amortized as follows: $12,942 during fiscal year 2014; $25,884 during fiscal year 2015; $25,884 during fiscal year 2016; and $12,358 during fiscal year 2017.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operation

Special Note Regarding Forward-Looking Statements

Certain of the statements in this document that are not historical facts, including, without limitation, statements of future expectations, projections of financial condition and results of operations, statements of future economic performance and other forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to differ materially from those contemplated in such forward-looking statements. In addition to the specific matters referred to herein, important factors which may cause actual results to differ from those contemplated in such forward-looking statements include (i) the results of the Company’s efforts to implement its business strategy; (ii) actions of the Company’s competitors and the Company’s ability to respond to such actions; (iii) changes in governmental regulation, tax rates and similar matters; and (iv) other risks detailed in the Company’s other filings with the SEC.

Results of Operations

Comparison of 2014 to 2013

For the three month period ended June 30, 2014, operating expenses increased $17,323 or 83% as compared to the same period in fiscal year 2013. This was primarily due to an increase in professional fees, and stock-based compensation expense.

For the six-month period ended June 30, 2014, operating expenses increased $30,680 or 98% as compared to the same period in fiscal year 2013. This was primarily due to an increase in professional fees, and stock-based compensation expense.

Liquidity and Capital Resources

Net cash used in operating activities for the three months ended June 30, 2014 and 2013 was $69,810 and $32,742 respectively. The net cash used in operating activities for the three and six months ended June 30, 2014 and 2013 was $108,866 and $43,535, respectively. The Company has cash and marketable securities of $466,411 at June 30, 2014. We believe that our current cash and marketable security balances will be sufficient to meet our operating and capital requirements for at least the next 12 months. We may use cash from time to time to make additional investment acquisitions. We may be required to raise funds through public or private financings, strategic relationships or other arrangements. We cannot assure you that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed could harm our ability to pursue our business strategy and achieve and maintain profitability.

The Company has a line of credit arrangement with First Republic Bank with a borrowing limit of $350,000 with interest based upon the lender’s prime rate. Interest is payable monthly at 7.75%. The line is guaranteed by William R. Hambrecht, Chief Executive Officer, Director and Robert H. Hambrecht, Director. Furthermore, the line of credit is due on demand and is secured by all of the Company’s business assets. At June 30, 2014 and December 31, 2013 the outstanding balance under the line was $350,000.

The Company may obtain additional equity or working capital through additional bank borrowings and public or private sales of equity securities and exercises of outstanding stock options. There can be no assurance, however, that such additional financing will be available on terms favorable to the Company, or at all.

While the Company explores new business opportunities, the primary capital resource of the Company relates to the March 30, 2012 purchase of 468,121 shares of non-marketable investment TangoMe, Inc. The investment in TangoMe, Inc. shares is valued at $2,001,919 at June 30, 2014 and December 31, 2013, respectively. Given that the investment in TangoMe, Inc. does not have a readily determinable fair value, the Company exerts significant judgment in estimating the fair value using various pricing models and the information available to the Company that it deems most relevant.

Furthermore, on June 6, 2014 the Company purchased 37,000 shares of Series A-1 Preferred stock from Acrimoto, Inc. at $2.703 per share, or $103,012. Given that the investment in Acrimoto, Inc. does not have a readily determinable fair value, the Company exerts significant judgment in estimating the fair value using various pricing models and the information available to the Company that it deems most relevant.

Another capital resource of the Company is 1,926,857 shares of Common Stock of Salon Media Group, Inc. These shares resulted from the April 24, 2013 exchange of 843 shares of Series C Preferred Stock of Salon Media Group Inc. The investment in common shares of Salon is valued at $308,297 and $867,086 at June 30, 2014 and December 31, 2013, respectively. For the three months ended June 30, 2014 and 2013, the Company recorded a related unrealized loss of $19,269 and a related unrealized gain of $8,430, respectively. For the six months ended June 30, 2014 and 2013, the Company recorded a related unrealized loss of $558,789 and a related unrealized gain of $8,430, respectively.

Additionally, in conjunction with making the investment in Salon, the Company received warrants to purchase common stock in Salon. In 2006, the Company exercised its warrants to purchase a total of 79,970 shares of common stock of Salon. This investment in common shares of Salon is valued at $12,795 and $35,987 as of June 30, 2014 and December 31, 2013, respectively. For the three months ended June 30, 2014, the Company recorded a related unrealized loss of $798. There was no change in value of the shares for the three months ended June 30, 2013. For the six months ended June 30, 2014 and 2013, the Company recorded a related unrealized loss of $23,192 and a related unrealized gain of $799, respectively.

The Company owns 10,000 shares of Truett-Hurst stock and accounts for this investment as an available-for-sale security on its balance sheet. The investment was purchased on November 20, 2013. The investment in common shares of Truett-Hurst is valued at $50,000 and $41,700 at June 30, 2014 and December 31, 2013, respectively. For the three and six months ended June 30, 2014, the Company recorded a related unrealized gain of $200 and $8,300, respectively.

The Company owns 78,000 shares of FlexiInternational Software stock and accounts for this investment as an available-for-sale security on its balance sheet. The investment in common shares of Flexi is valued at $18,720 and $12,480 at June 30, 2014 and December 31, 2013, respectively. For the three months ended June 30, 2014 and 2013, the Company recorded a related unrealized gain of $4,680 and $1,560, respectively. For the six months ended June 30, 2014 and 2013, the Company recorded a related unrealized gain of $6,240 and unrealized loss of $780, respectively.

Trends and Uncertainties

Termination of Historical Business Lines

Since winding down the Company’s traditional lines of business, Management and the Board of Directors have been seeking appropriate business opportunities for the Company. In the alternative, management and the Board are looking for an investment opportunity for the Company to invest some or all of its remaining liquid assets. Otherwise, the Company’s cash assets are invested in corporate securities and demand deposit accounts. If the Company does not find an operating entity to combine with, and if its assets are not invested in certain types of securities (primarily government securities), it may be deemed to be an investment company under the Investment Company Act of 1940, as amended.

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

We conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2014, our disclosure controls and procedures are not effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting for the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our evaluation, management concluded that, as of June 30, 2014, our internal control over financial reporting was not effective based on those criteria because of the existence of the following material weaknesses:

1)	The Company does not have an adequate number of independent board members or, therefore, an independent audit committee.

2)	Our limited number of employees results in the Company’s inability to have a sufficient segregation of duties within its accounting and financial reporting activities.

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

PART II - Other Information

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 1a – RISK FACTORS

The Company’s main assets are investments in non-marketable securities of TangoMe, Inc. and Arcimoto, Inc., and marketable securities of Salon Media Group, Inc, Truett-Hurst, Inc., and FlexiInternational Software Inc. There can be no assurance that a market will continue to exist for these investments.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFTY DISCLOSURES

None.

ITEM 5 – OTHER INFORMATION

None.

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

IRONSTONE GROUP, INC.
a Delaware corporation

Date: August 14, 2014
	By:	/s/ William R. Hambrecht
William R. Hambrecht
Chief Executive Officer