Form 10-Q
period 2014-09-30
IRONSTONE GROUP INC
filed 2014-11-14
CIK 723269

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

(415) 551-8600

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]    No [X]

As of November 13th, 2014, 2,191,691 shares of Common Stock, $0.01 par value, were outstanding.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

IRONSTONE GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)

	September 30,	December 31,
	2014	2013 (1)

ASSETS:
Cash	$48,183	$242,443
Investments:
Marketable Securities	13,260	12,480
Marketable Securities - related party	838,162	944,772
Non-marketable securities	2,674,677	2,001,919

Total Assets	$3,574,282	$3,201,614

LIABILITIES AND STOCKHOLDERS' EQUITY
Line of credit borrowings	$350,000	$350,000
Accounts payable and accrued expenses	9,016	17,895
Interest payable - related party	20,670	10,120
Advances for future stock issuance	-	230,000
Note payable, net of discount	1,181,051	1,102,580
Note payable - related party	182,000	182,000

Total Liabilities	1,742,737	1,892,595

Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value, 25,000,000 shares authorized, of which 2,618,500 shares are issued and outstanding as of December 31, 2013; 2,937,225 shares are issued and outstanding as of September 30, 2014	29,372	26,185
Additional paid-in capital	21,813,199	21,564,850
Accumulated deficit	(21,776,266)	(21,580,341)
Accumulated other comprehensive income	2,287,814	1,820,899
	2,354,119	1,831,593
Less: Treasury stock, 745,536 shares at cost	(522,574)	(522,574)

Total Stockholders' equity	1,831,545	1,309,019

Total Liabilities and stockholders' equity	$3,574,282	$3,201,614

(1) Derived from the Company's audited consolidated financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September
	2014	2013	2014	2013

Operating expenses:
Professional fees	$20,550	$13,800	$59,268	$34,105
State filing fee	(2,970)	-	5,270	7,000
Stock-based compensation	6,471	774	21,533	4,644
General and administrative expenses	510	590	545	790
Total operating expenses	24,561	15,164	86,616	46,539

Loss from operations	(24,561)	(15,164)	(86,616)	(46,539)

Other expense:
Interest expense	(33,863)	(30,637)	(98,759)	(89,299)
Interest expense to related party	(3,555)	(2,112)	(10,550)	(5,116)

Net loss	$(61,979)	$(47,913)	$(195,925)	$(140,954)

COMPREHENSIVE INCOME (LOSS), NET OF TAX:

Unrealized holding gain arising during the period	1,034,356	1,170	466,915	9,619
Comprehensive income (loss)	$972,377	$(46,743)	$270,990	$(131,335)

Basic and diluted loss per share
Net loss per share	$(0.03)	$(0.02)	$(0.09)	$(0.05)
Weighted average shares outstanding	2,191,689	2,618,500	2,189,282	2,618,500

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(195,925)	$(140,954)
Adjustments to reconclie net loss to net cash used in operating activities:
Accretion of discount on notes payable	8,340	4,170
Stock-based compenstion amortization	21,533	4,644
Pay-in-kind interest added to principal	70,133	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(8,879)	72,500
Interest payable - related party	10,550	5,166
Net cash used in operating activites	$(94,248)	(54,474)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of non-marketable securities	(100,012)	-
Net cash used in investing activites	(100,012)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable to related party	-	52,000
Net cash provided by financing activites	-	52,000

Net decrease in cash	(194,260)	(2,474)

Cash at beginning of period	242,443	3,378

Cash at end of period	$48,183	$904

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$20,362	$20,362

Supplemental noncash investing and financing activities:
Net unrealized gain on marketable and non-marketable investments	$466,915	$-
Conversion of advance to common stock	$230,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(UNAUDITED)

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities

Ironstone Group, Inc. and subsidiaries have no operations but are seeking appropriate business combination opportunities. Ironstone Group, Inc., (“Ironstone” or the “Company”) is a Delaware corporation that was incorporated in 1972.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Ironstone Group, Inc. and its subsidiaries, AcadiEnergy, Inc., Belt Perry Associates, Inc., DeMoss Corporation, and TaxNet, Inc., (collectively the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2014, the results of its operations for the three and nine month periods ended September 30, 2014 and September 30, 2013 and its cash flows for the nine month periods ended September 30, 2014 and September 30, 2013. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year. The condensed consolidated financial statements presented herein have been prepared by management, without audit by independent auditors who do not express an opinion thereon, and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The December 31, 2013 condensed consolidated balance sheet data was derived from audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 but does not include all disclosures required for annual periods. Certain reclassifications have been made to conform to the current period’s presentation.

There have been no significant changes in the Company’s significant accounting policies from those were disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Marketable and Non-Marketable Securities

Marketable and non-marketable securities have been classified by management as available for sale in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320, marketable securities are recorded at fair value and any unrealized gains and losses are excluded from earnings and reported as a separate component of stockholders’ equity until realized. The fair value of the Company’s marketable securities and investments at September 30, 2014 and December 31, 2013 is based on quoted market prices. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. For marketable securities for which there is an other-than-temporary impairment, an impairment loss is recognized as a realized loss, and related adjustments are not made for recovery in value.

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

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, local, and foreign jurisdictions, where applicable. As of September 30, 2014, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are from the year 2010 forward for Federal and from the year 2009 forward for California (with limited exceptions).

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

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 introduces an explicit requirement for management to assess and provide certain disclosures if there is substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 is effective for the annual period ending after December 15, 2016. The Company is currently evaluating the impact that the adoption of ASU 2014-15 will have on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation - Stock Compensation" ("ASU 2014-12"). ASU 2014-12 is intended to resolve diverse accounting treatment for share based awards in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The standard is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 and may be applied prospectively or retrospectively. The Company does not expect adoption of this standard will have a significant impact on the Company's consolidated financial statements.

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”) to provide guidance on the presentation of unrecognized tax benefits. ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 was effective for the Company in the first quarter of fiscal 2014 and its adoption did not have an impact on the Company’s consolidated financial statements in the quarter ended September 30, 2014.

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

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2. FAIR VALUE MEASUREMENTS (continued)

The following tables provide information about the Company’s financial instruments measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013 by the fair value hierarchy:

				Balance as of
				September 30,
	Level 1	Level 2	Level 3	2014

Investments:
Publicly traded common stock	$851,422	$-	$-	$851,422
Private company preferred stock	-		2,674,677	2,674,677
Total	$851,422	$-	$2,674,677	$3,526,099

				Balance as of
				December 31,
	Level 1	Level 2	Level 3	2013

Investments:
Publicly traded common stock	$957,252	$-	$-	$957,252
Private company preferred stock	-	-	2,001,919	2,001,919
Total	$957,252	$-	$2,001,919	$2,959,171

The following tables presents the Company’s investments measured at fair value using significant unobservable inputs (Level 3), including the valuation technique and unobservable inputs used to measure the fair value of those financial instruments:

	Fair Value as of
	September 30,
	2014	Valuation Technique	Unobservable Inputs
Private company preferred stock	$2,574,665	A recent sale of stock	Third party transaction
Private company preferred stock	$100,012	A recent round of financing	Third party transaction

	Fair Value as of
	December 31,
	2013	Valuation Technique	Unobservable Inputs

Private company preferred stock	$2,001,919	A recent round of financing	Third party transaction

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

Investments
Balance as of January 1, 2013	$-
Transfers into Level 3	1,000,000
Unrealized gain on investments	1,001,919
Balance as of December 31, 2013	2,001,919
Purchases of Level 3	100,012
Unrealized gain on investments	572,746
Balance as of September 30, 2014	$2,674,677

Transfers of financial instruments occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the beginning of the reporting period. Transfers into Level 3 for fiscal year 2013 are attributed to the lack of observable inputs available for these securities beginning January 1, 2013.

3. INVESTMENTS

TangoMe, Inc.

On March 30, 2012, the Company purchased 468,121 shares of Series A Preferred stock from related party William R. Hambrecht at $2.14 per share, resulting in a total investment of $1,000,000. For the year ended December 31, 2013, the Company recorded an unrealized gain of $1,001,919, bringing the total value of the investment in TangoMe, Inc. to $2,001,919 as of December 31, 2013. The fair value as of December 31, 2013 was based on a round of financing where similar securities were sold to related and unrelated third parties. On August 24, 2014, a TangoMe, Inc. shareholder sold shares of TangoMe, Inc. preferred stock at a price of $5.50 per share to a third party. The third party purchaser was comprised of certain related and unrelated parties of the Company. The Company determined that this transaction price is the best estimate of fair value of the 468,121 shares held by the Company as of September 30, 2014. As such, the Company recorded an unrealized gain of $572,746 for the three and nine months ended September 30, 2014, bringing the total value of the value of the investment in TangoMe, Inc. to $2,574,665 as of September 30, 2014. The use of a recent sale of TangoMe preferred shares between two parties is the primary significant unobservable input used in the fair value measurement of the Company’s investment. Significant increases (decreases) in any subsequent financing or transaction events would result in a significantly higher (lower) fair value measurement.

Arcimoto, Inc.

On June 6, 2014 the Company Purchased 37,000 shares of Series A-1 Preferred stock from Arcimoto, Inc. at approximately $2.703 per share. This purchase price of $100,012 was determined to be the best estimate of fair value as of September 30, 2014. Significant increases (decreases) in any subsequent rounds of financing would result in a significantly higher (lower) fair value measurement.

Salon Media Group, Inc.

The Company owns 1,926,857 shares of Common Stock of Salon Media Group, Inc. These shares resulted from the April 24, 2013 exchange of 843 shares of Series C Preferred Stock of Salon Media Group Inc. This investment in common shares of Salon is valued at $0.39 and $0.45 per share, or $751,474 and $867,086 at September 30, 2014 and December 31, 2013, respectively. For the three months ended September 30, 2014 and 2013, the Company recorded a related unrealized gain of $443,177 and no gain or loss for three months ended September 30, 2013. For the nine months ended September 30, 2014, the Company recorded a related unrealized loss of $115,612 and no gain or loss for nine months ended September 30, 2013.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. INVESTMENTS (concluded)

Additionally, in conjunction with making the investment in Salon, the Company received warrants to purchase common stock in Salon. In 2006, the Company exercised its warrants to purchase a total of 79,970 shares of common stock of Salon. This investment in common shares of Salon is valued at $0.39 and $0.45 per share, or $31,188 and $35,987, at September 30, 2014 and December 31, 2013, respectively. For the three months ended September 30, 2014 and 2013, the Company recorded a related unrealized gain of $18,393 and no related unrealized gain or loss, respectively. For the nine months ended September 30, 2014 and 2013, the Company recorded a related unrealized loss of $4,799 and no related unrealized gain or loss, respectively.

FlexiInternational Software, Inc.

The Company owns 78,000 shares of Flexi International Software stock. The investment in common shares of FlexiInternational is valued at $0.17 and $0.16 per share, or $13,260 and $12,480 at September 30, 2014 and December 31, 2013, respectively. For the three months ended September 30, 2014 and 2013, the Company recorded a related unrealized loss of $5,460 and an unrealized gain of $1,170, respectively. For the nine months ended September 30, 2014 and 2013, the Company recorded a related unrealized gain of $780 and unrealized gain of $390, respectively.

Truett-Hurst, Inc.

The Company owns 10,000 shares of Truett-Hurst stock, which were purchased on November 20, 2013. The investment in common shares of Truett-Hurst is valued at $5.55 and $4.17 per share, or $55,500 and $41,700 at September 30, 2014 and December 31, 2013, respectively. For the three and nine months ended September 30, 2014 the Company recorded related unrealized gains of $5,500 and $13,800, respectively.

4. RELATED PARTY TRANSACTIONS

Mr. William R Hambrecht, Chief Executive Officer, is a minority shareholder in Salon Media Group and Truett-Hurst, Inc.

Ms. Elizabeth Hambrecht, the former Chief Financial Officer of the Company, is currently a member of the Board of Directors and also the interim Chief Financial Officer of Salon Media Group, Inc. Ms. Hambrecht formerly served as the President and Chief Executive officer of Salon Media Group, Inc. Ms. Hambrecht is also the daughter of the Chief Executive Officer.

5. NOTES PAYABLE

On March 31, 2012, the Company received $1,000,000 from a third party and issued a related promissory note. The note carries an 8% interest rate, per annum, and has a maturity date of March 31, 2017. Interest accrues on the balance and converts to separate notes payable on a quarterly basis. The total amounts due under this agreement, including the notes related to accrued interest, are due in full at the end of the term. The note is secured by all of the assets of the Company through an accompanying security agreement. If the Company defaults on the note or security agreement, interest would accrue at 10% per annum. The gross amount payable under the agreement as of September 30, 2014 and December 31, 2013 were $1,219,125 and $1,148,994, respectively.

In connection with the note agreement, the Company also issued warrants to this third party to purchase 187,296 shares of the Company’s common stock, for total consideration of $1. The warrants were separately valued using the Black-Scholes model, and it was determined the fair value of the warrants at March 31, 2012 was $56,188. This amount has been recorded as a discount on the $1,000,000 note payable to be amortized over the 5 year term of the note. The unamortized balance of the discount was $38,074 and $46,414 as of September 30, 2014 and December 31, 2013, respectively.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5. NOTES PAYABLE (concluded)

Furthermore, On December 31, 2013 the Company entered into a note payable agreement with a related party, William R. Hambrecht. This note carries a 7.75% interest rate per annum and has a maturity date of December 31, 2014. The note payable carried a principal balance of $182,000 as of September 30, 2014, and December 31, 2013 with additional accrued interest of $20,670 and $10,120 respectively.

The scheduled maturities of notes payable outstanding as of September 30, 2014 are as follows:

	2014	2015	2016	2017	Total

Notes Payable	$-	$-	$-	$1,219,125	$1,219,125
Notes Payable - related party	182,000	-	-	-	$182,000

Total	$182,000	$-	$-	$1,219,125	$1,401,125

6. LINE OF CREDIT ARRANGEMENT

The Company has a line of credit arrangement with First Republic Bank (the “lender”) with a borrowing limit of $350,000. Interest based upon the lender’s prime rate plus 4.5% and is payable monthly. At September 30, 2014 and December 31, 2013, interest was being paid at a rate of 7.75%. The line is guaranteed by both William R. Hambrecht, Director and Chief Executive Officer, and Robert H. Hambrecht, Director. Furthermore, the line of credit is due on demand and is secured by all of the Company’s business assets. At September 30, 2014 and December 31, 2013, the outstanding balance under the line was $350,000, respectively. The total recorded interest expense on this note for the three months ended September 30, 2014 and September 30, 2013 was $6,837, respectively. The total recorded interest expense on this note for the nine months ended September 30, 2014 and September 30, 2013 was $20,362, respectively. The line of credit is renewable on a yearly basis, but matured on September 11, 2014 and is currently being renegotiated.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7. STOCKHOLDERS’ EQUITY

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

On May 1, 2014, a third party exercised warrants for 187,296 shares of the Company’s Common Stock. As of September 30, 2014, the Company issued 187,296 shares from the warrant exercise to the third party.

Treasury Stock

On September 15, 2003, the Board of Directors authorized the Company to purchase 745,536 shares of Company common stock at $0.70 per share for an aggregate purchase price of $521,875. The repurchase represented 50.11% of the issued and outstanding shares of the Company. During the year ended December 31, 2008, the Company paid $699 for fractional Treasury shares. As of September 30, 2014 the treasury shares are held by the Company.

Preferred Stock

The Company is authorized to issue up to five million shares of preferred stock without further shareholder approval; the rights, preferences and privileges of which would be determined at the time of issuance. No shares have been issued as of September 30, 2014 and December 31, 2013.

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

For the three months ended September 30, 2014 and 2013, the Company recorded share based compensation expense related to stock options in the amount of $6,471 and $774, respectively. For the nine months ended September 30, 2014 and 2013, the Company recorded share based compensation expense related to stock options in the amount of $21,533 and $4,644, respectively.

As of September 30, 2014 and December 31, 2013, Ironstone had an aggregate of $70,597 and $80,765 of stock-based compensation remaining to be amortized to expense over the remaining requisite service period of the underlying options, respectively. As of September 30, 2014, Ironstone expects this stock-based compensation balance to be amortized as follows: $6,471 during fiscal year 2014; $25,884 during fiscal year 2015; $25,884 during fiscal year 2016 and $12,358 during fiscal year 2017.

Earnings Per Share

Basic loss per share (“EPS”) excludes dilution and is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares actually outstanding during the period. Diluted EPS reflects the dilution from potentially dilutive securities, except where inclusion of such potentially dilutive securities would have an anti-dilutive effect because of the net loss for the periods presented. Although there were common stock equivalents outstanding, as of September 30, 2014 and 2013 they were not included in the calculation of EPS because their inclusion would have an anti-dilutive effect.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Numerator:
Net loss	$(61,979)	$(47,913)	$(195,925)	$(140,954)

Denominator:
Weighted average common shares outstanding	2,191,689	2,618,500	2,189,282	2,618,500
Dilutive effect of employee stock options	--	--	--	--
Weighted average common shares outstanding, assuming dilution	2,191,689	2,618,500	2,189,282	2,618,500

Net loss per share:
Basic	$(0.03)	$(0.02)	$(0.09)	$(0.05)
Diluted	$(0.03)	$(0.02)	$(0.09)	$(0.05)

8. MANAGEMENT’S PLANS

As reflected in the accompanying financial statements, the Company has net losses and has a negative cash flow from operations. If necessary, the Company may seek to sell additional debt or equity securities, or enter into new credit facilities. The Company cannot make assurances that it will be able to complete any financing or liquidity transaction, that such financing or liquidity transaction will be adequate for the Company’s needs, or that a financing or liquidity transaction will be completed in a timely manner. Furthermore, the Company may seek to sell its marketable securities to meet its operating needs. However, the fair value of these marketable securities fluctuates and may not be adequate for the Company’s needs. Management also believes it will be able to renew its line of credit with the lender with similar terms to the recently expired line of credit. If the line of credit is not renewed, management may liquidate securities to satisfy its obligations.

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

Use of Estimates and Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires us to make estimates and judgments that affect the reported amounts of assets and related disclosure. On an ongoing basis, we evaluate our estimates, including those related to non-marketable securities. We base our estimates on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets that are not readily apparent from other sources. Actual results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. These estimates and judgments are reviewed by management on an ongoing basis and by our board of directors at the end of each quarter prior to the public release of our financial results.

Results of Operations

Comparison of 2014 to 2013

For the three month period ending September 30, 2014, operating expenses increased $14,237 or 62% as compared to the same period in fiscal year 2013. This was primarily due to an increase in professional fees, note amortization, and stock-based compensation expense.

For the nine-month period ended September 30, 2014, operating expenses increased $54,971 or 86% as compared to the same period in fiscal year 2013. This was primarily due to an increase in professional fees, note amortization, and stock-based compensation expense.

Liquidity and Capital Resources

The net cash used in operating activities for nine months ended September 30, 2014 and 2013 was $164,380 and $54,474, respectively. The Company has cash and marketable securities of $899,605 at September 30, 2014. We believe that our current cash and marketable security balances will be sufficient to meet our operating and capital requirements for at least the next 12 months. We may use cash from time to time to make additional investment acquisitions. We may be required to raise funds through public or private financings, strategic relationships or other arrangements. We cannot assure you that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed could harm our ability to pursue our business strategy and achieve and maintain profitability.

The Company has a line of credit arrangement with First Republic Bank with a borrowing limit of $350,000 with interest based upon the lender’s prime rate. Interest is payable monthly at 7.75%. The line is guaranteed by William R. Hambrecht, Chief Executive Officer, Director and Robert H. Hambrecht, Director. Furthermore, the line of credit is due on demand and is secured by all of the Company’s business assets. At September 30, 2014 and December 31, 2013 the outstanding balance under the line was $350,000. The line of credit is renewable on a yearly basis, but matured on September 11, 2014 and is currently being renegotiated.

The Company may obtain additional equity or working capital through additional bank borrowings and public or private sales of equity securities and exercises of outstanding stock options. There can be no assurance, however, that such additional financing will be available on terms favorable to the Company, or at all.

While the Company explores new business opportunities, the primary capital resource of the Company relates to the March 30, 2012 purchase of 468,121 shares of non-marketable investment TangoMe, Inc. The investment in TangoMe, Inc. shares is valued at $2,574,665 at September 30, 2014 and $2,001,919 at December 31, 2013 respectively. Given that the investment in TangoMe, Inc. does not have a readily determinable fair value, the Company exerts significant judgment in estimating the fair value using various pricing models and the information available to the Company that it deems most relevant.

Furthermore, on June 6, 2014 the Company Purchased 37,000 shares of Series A-1 Preferred stock from Arcimoto, Inc. at $2.703 per share, or $100,012. Given that the investment in Acrimoto, Inc. does not have a readily determinable fair value, the Company exerts significant judgment in estimating the fair value using various pricing models and the information available to the Company that it deems most relevant.

Another capital resource of the Company is 1,926,857 shares of Common Stock of Salon Media Group, Inc. These shares resulted from the April 24, 2013 exchange of 843 shares of Series C Preferred Stock of Salon Media Group Inc. The investment in common shares of Salon is valued at $751,474 and $867,086 at September 30, 2014 and December 31, 2013 respectively. For the three months ended September 30, 2014 and 2013, the Company recorded a related unrealized gain of $443,177 and no related unrealized gain or loss, respectively. For the nine months ended September 30, 2014 and 2013 the Company recorded a related unrealized loss of $115,612 and unrealized gain of $8,430, respectively.

Additionally, in conjunction with making the investment in Salon, the Company received warrants to purchase common stock in Salon. In 2006, the Company exercised its warrants to purchase a total of 79,970 shares of common stock of Salon. This investment in common shares of Salon is valued at $31,188 and $35,987 as of September 30, 2014 and December 31, 2013, respectively. For the three months ended September 30, 2014, the Company recorded a related unrealized gain of $18,393 and no related unrealized gain or loss, respectively. For the nine months ended September 30, 2014 and 2013, the Company recorded a related unrealized loss of $4,799 and unrealized gain of $799, respectively.

The Company owns 10,000 shares of Truett-Hurst stock and accounts for this investment as an available-for-sale security on its balance sheet. The investment was purchased on November 20, 2013. The investment in common shares of Truett-Hurst is valued at $55,500 and $41,700 at September 30, 2014 and December 31, 2013, respectively. For the three and nine months ended September 30, 2014 the Company recorded a related unrealized gains of $5,500 and $13,800, respectively.

The Company owns 78,000 shares of Flexi International Software stock and accounts for this investment as an available-for-sale security on its balance sheet. The investment in common shares of Flexi is valued at $13,260 and $12,480 at September 30, 2014 and December 31, 2013, respectively. For the three months ended September 30, 2014 and 2013, the Company recorded a related unrealized loss of $5,460 and a related unrealized gain of $1,170, respectively. For the nine months ended September 30, 2014 and 2013, the Company recorded a related unrealized gain of $780 and unrealized gain of $390 respectively.

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

We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2014, our disclosure controls and procedures are not effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting for the three-months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2014. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our evaluation, management concluded that, as of September 30, 2014, our internal control over financial reporting was not effective based on those criteria because of the existence of the following material weaknesses.

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

Date: November 14, 2014
	By:	/s/ William R. Hambrecht
William R. Hambrecht
Chief Executive Officer