Form 10-K
period 2014-12-31
IRONSTONE GROUP INC
filed 2015-04-15
CIK 723269

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-12346

IRONSTONE GROUP, INC.

(Name of Registrant as specified in its charter)

Delaware	95-2829956
(State or other jurisdiction of	(IRS Employer Identification No.)
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Act.

       Large accelerated filer [  ]      Accelerated filer [  ]      Non- accelerated filer [  ]      Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ]    No [X]

The approximate aggregate market value of voting stock held by non-affiliates of the Registrant was $974,964 as of December 31, 2014 based on the closing bid price on December 31, 2014. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [  ] No [X]

As of March 25, 2015, 2,191,689 shares of Common Stock, $0.01 par value, were outstanding.

PART I

ITEM 1. BUSINESS

BACKGROUND

Ironstone Group, Inc, (“Ironstone” or the “Company”) a Delaware corporation, was incorporated in 1972. Since 1986, a majority of Ironstone’s outstanding shares has been owned by Hambrecht & Quist Group, a San Francisco-based investment banking and venture capital firm, and its affiliates (collectively “H&Q”). In September 2003, Ironstone repurchased all of these shares. Such repurchased shares are currently being held as treasury stock. William R. Hambrecht, Director and Chief Executive Officer, owns approximately 61.07% of Ironstone’s outstanding voting shares as of December 31, 2014.

BUSINESS STRATEGY

Currently, the Company is reviewing options and new business opportunities. At December 31, 2014, the Company had $312,287 in marketable securities, $25,817 in cash, and $2,674,677 in non-marketable investments, and $885,000 in tax loss carry-forwards at its disposal. The Company's gross net operating loss carry forwards for federal and state purposes totaled to $2,428,094 and $1,196,195 as of December 31, 2014, respectively.

There can be no assurance that the Company will acquire businesses, form additional alliances, or expand its existing services. Failure to expand the scope of services provided by the Company may have an adverse effect on the Company’s results of operations.

EMPLOYEES

As of December 31, 2014, the Company had five part-time employees. The employees received no cash compensation for the years ended December 31, 2014 and 2013, and are not subject to a collective bargaining agreement.

ITEM 1A. RISK FACTORS

The Company’s main assets are investments in non-marketable securities of TangoMe Inc., Arcimoto Inc. and marketable securities of Salon Media Group Inc., Truett-Hurst Inc., and FlexiInternational Software Inc. There can be no assurance that a market will continue to exist for these investments.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s principal executive offices are located at 909 Montgomery Street, San Francisco, California 94133, in office space leased by its Chief Executive Officer.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Our common stock trades on the OTC Markets under the trading symbol IRNS. The table below sets forth, for the fiscal quarters indicated, the reported high and low sale prices of our common stock, as reported by the OTC Markets. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Also, due to the very limited and sporadic nature of trading in our common stock, we believe there is not an established public trading market in our common stock, and there can be no assurance that such a trading market will develop. The following table sets forth the range of high and low closing sale prices for our common stock for each period indicated:

2013	High	Low

Quarter 1	$0.48	$0.20
Quarter 2	1.23	0.48
Quarter 3	1.20	0.55
Quarter 4	3.00	0.55

2014	High	Low

Quarter 1	$7.10	$3.00
Quarter 2	5.75	2.00
Quarter 3	6.99	3.90
Quarter 4	6.99	2.50

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

As of December 31, 2014, there were approximately 500 holders of record of the Company’s common stock. The Company has not paid cash dividends on its common stock since its inception and does not intend to pay cash dividends on its common stock in the foreseeable future.

On January 30, 2013 the Company granted 70,000 stock options to directors and officers of the Company. On August 20, 2013, the Company granted an additional 100,000 stock options to an employee of the Company. The option grants were intended as compensation for services provided to the Company. The options will vest over four years and have a 10 year term. The exercise price of the stock options granted in January 2013 is $0.20 per share and for those granted in August 2013 is $1.20 per share. The stock options were issued in reliance on the exception from registration provided by Section 4(a) (2) of the Securities Act of 1933.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

Year ended December 31	2014	2013

Net revenues	$-	$-

Net loss	$258,753	$169,747

Unrealized gain (loss)	$(72,220)	$1,830,518

Comprehensive gain (loss)	$(330,973)	$1,660,771

Cash	$25,817	$242,443

Marketable securities	$312,287	$957,252

Non-marketable securities	$2,674,677	$2,001,919

Total assets	$3,012,781	$3,201,614

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION

CRITICAL ACCOUNTING POLICIES

While the Company continues to evaluate business opportunities, its sole source of revenue is from the sale of marketable and non-marketable securities. Management has classified these securities as available for sale in accordance with ASC Topic 320, “Investments – Debt and Equity Securities.” These securities are recorded at fair value, and any unrealized gains and losses are reported as other comprehensive income. For securities for which there is an other-than-temporary impairment, an impairment loss is recognized as a realized loss.

Ironstone’s primary expenses are generated from maintaining regulatory reporting compliance, such as quarterly review and annual audit of the financial statements, seeking legal counsel when appropriate, and consulting fees.

Fair Value Measurements

The accounting principles general accepted in the United States of America (“GAAP”) defines fair value, establishes a framework that the Company uses to measure fair value and provides for certain disclosures about the fair value measurements included in the Company's financial statements. Refer to Note 2 in the Notes to Financial Statements for these disclosures. Fair value is defined by GAAP as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between willing market participants on the measurement date.

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

RESULTS OF OPERATIONS

Years ended December 31, 2014 and December 31, 2013

Operating expenses for 2014 totaled $122,809, an increase of $75,825 or 161.4% as compared to 2013. The increase was primarily due to an increase in professional fees of $32,116 and stock compensation expense of $17,678. Interest expense for fiscal year 2014 totaled $135,944, an increase of $13,181 or 10.7% as compared to fiscal year 2013, which is attributed to an increase in the Company's notes payable. Operating expenses for 2013 totaled $46,984, an increase of $1,689 or 3.7% as compared to 2012. The increase was primarily due to an increase in professional fees of $4,021, state taxes of $18,841, and stock compensation expense of $10,326. Interest expense for fiscal year 2013 totaled $122,763, an increase of $26,666 or 27.8% as compared to fiscal year 2012. The increase was due to an increase in borrowings.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $116,616 and $164,434 for the years ended December 31, 2014 and 2013, respectively. The decrease over fiscal year 2013 is attributed to a decrease in cash used for accounts payable and accrued expenses. Net cash used in investing activities was $100,011 and $37,002 for the years ended December 31, 2014 and 2013, respectively. The increase is due to a investment made in non-marketable securities by the Company in fiscal year 2014. Net cash provided by financing activities was $1 and $440,501 for the years ended December 31, 2014 and 2013, respectively. The decrease in cash provided by financing activities is due less cash needed from financing activities to support investing activities in fiscal year 2014 compared to fiscal year 2013.

The Company has a line of credit arrangement with First Republic Bank with a borrowing limit of $350,000 with interest based upon the lender’s prime rate plus 4.5%. Interest is payable monthly at 7.75%. The line is guaranteed by William R. Hambrecht, Chief Executive Officer, Director and Robert H. Hambrecht, Director. The line of credit is due on demand and is secured by all of the Company’s business assets. At December 31, 2014, the outstanding balance under the line was $350,000.

At December 31, 2014, the outstanding balance the Company borrowed from related party Mr. William R. Hambrecht was $182,000 with interest at 7.75% per annum. Additionally, the Company has a note payable due to an unrelated party of $1,208,416 as of December 31, 2014. The note payable due to the unrelated third party includes loan principle of $1,000,000 and pay-in-kind interest of $243,710, offset by discount of $35,294 relating to warrants issued in connection with the note.

The Company may obtain additional equity or working capital through additional bank borrowings and public or private sales of equity securities and exercises of outstanding stock options. The Company may also borrow additional funds from Mr. William R. Hambrecht. There can be no assurance, however, that such additional financing will be available on terms favorable to the Company, or at all.

While the Company explores new business opportunities, the primary capital resource of the Company relates to the March 30, 2012 purchase of 468,121 shares of non-marketable investment TangoMe, Inc. The investment in TangoMe, Inc. shares is valued at $2,574,666 and $2,001,919 for the years ended December 31, 2014 and 2013, respectively, For the year ended December 31, 2014, the Company recorded an unrealized gain of $572,746 on the investment. Given that the investment in TangoMe, Inc. does not have a readily determinable fair value, the Company exerts significant judgment in estimating the fair value using various pricing models and the information available to the Company that it deems most relevant.

Another capital resource of the Company is 1,926,857 shares of Common Stock of Salon Media Group, Inc. These shares resulted from the April 24, 2013 exchange of 843 shares of Series C Preferred Stock of Salon Media Group Inc. The investment in common shares of Salon is valued at $250,491 and $867,086 at December 31, 2014 and December 31, 2013 respectively. For the year ended December 31, 2014 the company recorded a related unrealized loss of $616,595 on the investment.

Additionally, in conjunction with making the investment in Salon Media Group, Inc., the Company received warrants to purchase common stock in Salon. In 2006, the Company exercised its warrants to purchase a total of 79,970 shares of common stock of Salon. This investment in common shares of Salon is valued at $10,396 and $35,987 as of December 31, 2014 and December 31, 2013, respectively. For the year ended December 31, 2014, the Company recorded an unrealized loss of $25,591 on the investment.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Ironstone Group, Inc.

We have audited the accompanying consolidated balance sheets of Ironstone Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2014. Ironstone Group, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ironstone Group, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has recurring net losses and negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Burr Pilger Mayer, Inc.

San Francisco, California

April 15, 2015

IRONSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,2014	December 31, 2013

ASSETS:
Cash	$25,817	$242,443
Investments:
Marketable securities	51,400	12,480
Marketable securities - related party	260,887	944,772
Non-marketable securities	2,674,677	2,001,919

Total assets	$3,012,781	$3,201,614

LIABILITIES AND STOCKHOLDERS' EQUITY:
Line of credit borrowings	$350,000	$350,000
Accounts payable and accrued expenses	12,089	17,895
Interest payable - related party	24,225	10,120
Advances for future stock issuance	-	230,000
Note payable, net of discount	1,208,416	1,102,580
Note payable - related party	182,000	182,000

Total liabilities	1,776,730	1,892,595

Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value, 25,000,000 shares authorized, of which 2,618,500 shares are issued and outstanding as of December 31, 2013; 2,937,225 shares are issued and outstanding as of December 31, 2014	29,372	26,185
Additional paid-in capital	21,819,668	21,564,850
Accumulated deficit	(21,839,094)	(21,580,341)
Accumulated other comprehensive income	1,748,679	1,820,899
	1,758,625	1,831,593
Less: Treasury Stock, 745,536 shares, at cost	(522,574)	(522,574)

Total stockholders' equity	1,236,051	1,309,019

Total liabilities and stockholders' equity	$3,012,781	$3,201,614

The accompanying notes are an integral part of these consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended
	December 31,
	2014	2013

Operating expenses:
Professional fees	$73,524	$41,408
State filing fee	9,616	21,562
Amortization	11,120	5,560
General and administrative	28,549	11,290
Other expenses	-	(32,836)
Total operating expenses	122,809	46,984

Loss from operations	(122,809)	(46,984)

Other expense:
Interest expense	(121,839)	(112,643)
Interest expense to related party	(14,105)	(10,120)

Net loss	$(258,753)	$(169,747)

COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Net loss	$(258,753)	$(169,747)
Unrealized holding gain (loss) arising during the period	(72,220)	1,830,518

Comprehensive (loss) income	$(330,973)	$1,660,771

Basic and diluted loss per share
Net loss per share	$(0.12)	$(0.09)
Weighted average shares outstanding	2,189,889	1,872,964

The accompanying notes are an integral part of these consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

Years ended December 31,2014 and 2013

					Accumulated
	Common		Additional		Other	Treasury
	Stock		Paid-In	Accumulated	Comprehensive	Stock
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Total

Balances, January 1, 2013	2,618,500	$26,185	$21,554,524	$(21,410,594)	$(9,619)	(745,536)	$(522,574)	$(362,078)

Stock-based compensation			10,326					10,326

Unrealized gain					1,830,518			1,830,518

Net loss				(169,747)				(169,747)

Balances, December 31, 2013	2,618,500	26,185	21,564,850	(21,580,341)	1,820,899	(745,536)	(522,574)	1,309,019

Stock-based compensation			28,004					28,004

Issuance of common stock	131,429	1,314	228,686					230,000
Warrant exercise	187,296	1,873	(1,872)					1

Unrealized loss					(72,220)			(72,220)

Net loss				(258,753)				(258,753)

Balances, December 31, 2014	2,937,225	$29,372	$21,819,668	$(21,839,094)	$1,748,679	(745,536)	$(522,574)	$1,236,051

The accompanying notes are an integral part of these consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(258,753)	$(169,747)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on notes payable	11,120	5,560
Stock-based compensation amortization	28,004	10,326
Pay-in-kind interest added to principal	94,714	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(5,806)	(18,709)
Interest payable - related party	14,105	8,136
Net cash used in operating activities	(116,616)	(164,434)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities - related party	-	(37,002)
Purchase of non-marketable securities	(100,011)	-
Net cash used in investing activities	(100,011)	(37,002)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of note payable to related party	-	123,000
Proceeds from issuance of note payable	-	87,501
Proceeds for future common stock share purchase	-	230,000
Proceeds from exercise of warrant	1	-
Net cash provided from financing activities	1	440,501

Net (decrease) increase in cash	(216,626)	239,065

Cash at beginning of period	242,443	3,378

Cash at end of period	$25,817	$242,443

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$25,125	$25,862

Cash paid during the period for taxes	$9,616	$21,562

Supplemental noncash investing and financing activities:
Net unrealized loss on marketable and non-marketable investments, net of tax	$(72,220)	$-
Conversion of advance to common stock	$230,000	$-

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

Marketable and Non-Marketable Securities

Marketable and non-marketable securities have been classified by management as available for sale in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320. Marketable securities are recorded at fair value and any unrealized gains and losses are excluded from earnings and reported as a separate component of shareholders’ equity until realized. The fair value of the Company’s marketable securities and investments at December 31, 2014 is based on quoted market prices. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. For marketable securities for which there is an other-than-temporary impairment, an impairment loss is recognized as a realized loss, and related adjustments are not made for recovery in value.

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

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, local, and foreign jurisdictions, where applicable. As of December 31, 2014, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2011 forward for Federal and 2010 forward for California (with limited exceptions).

During the year ended December 31, 2014 and 2013, the Company did not recognize any interest or penalties related to income taxes in its statement of operations.

Stock-Based Compensation

Ironstone recognizes the fair value of stock options granted on a straight-line basis over the requisite service period of the option grant, which is the standard vesting term of four years. The Company estimates the fair value of employee stock options and the right to purchase shares under the employee stock purchase plan using the Black-Scholes option-pricing model, in accordance with ASC Topic 718, “Stock-based Compensation”.

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

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”) to provide guidance on the presentation of unrecognized tax benefits. ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 was effective for the Company in the first quarter of fiscal 2014 and its adoption did not have an impact on the Company’s consolidated financial statements in the quarter ended September 30, 2014

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis, which requires an entity to evaluate whether they should consolidate certain legal entities. The amendments in this update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015 For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017. The Company is reviewing the applicability of this amendment.

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

The carrying value of cash, accounts payable, accrued expenses, and interest payable approximate fair value given their short-term nature. The carrying value of the Company's notes payable approximate fair value based on time to maturity and prevailing interest rates.

The following tables provide information about the Company’s financial instruments measured at fair value on a recurring basis as of December 31 by the fair value hierarchy:

				Balance as of
				December 31,
	Level 1	Level 2	Level 3	2014

Investments:
Publicly traded common stock	$312,287	$-	$-	$312,287
Private company preferred stock	-	-	2,674,677	2,674,677
Total	$312,287	$-	$2,674,677	$2,986,964

				Balance as of
				December 31,
	Level 1	Level 2	Level 3	2013

Investments:
Publicly traded common stock	$957,252	$-	$-	$957,252
Private company preferred stock	-	-	2,001,919	2,001,919
Total	$957,252	$-	$2,001,919	$2,959,171

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables presents the Company’s investments measured at fair value using significant unobservable inputs (Level 3), including the valuation technique and unobservable inputs used to measure the fair value of those financial instruments:

	Fair Value as of
	December 31,
	2014	Valuation Technique	Unobservable Inputs

Private Company Preferred Stock	$2,574,666	Market approach	Third party transaction
Private Company Preferred Stock	$100,011	A recent round of financing	Third party transaction

	Fair Value as of
	December 31,
	2013	Valuation Technique	Unobservable Inputs

Private Company Preferred Stock	$2,001,919	A recent round of financing	Third party transaction

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for fiscal years 2014 and 2013. Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, unrealized gains or (losses) during the period for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value during the period that were attributable to both observable and unobservable inputs.

Investments

Balance as of January 1, 2013	$1,000,000
Unrealized gain on investments	1,001,919

Balance as of December 31, 2013	2,001,919
Purchases of investments	100,011

Unrealized gain on investments	572,747

Balance as of December 31, 2014	$2,674,677

Transfers of financial instruments occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the beginning of the reporting period. Transfers into Level 3 for fiscal year 2014 are attributed to the lack of observable inputs available for these securities beginning January 1, 2014.

3. INVESTMENTS

TangoMe, Inc.

On March 30, 2012, the Company purchased 468,121 shares of Series A Preferred stock from related party William R. Hambrecht at $2.14 per share, resulting in a total investment of $1,000,000. The value of this transaction was determined using the fair value of similar securities sold to unrelated third parties and was determined by management to be the best estimate of fair value as of December 31, 2012. For the year ended December 31, 2013, the Company recorded an unrealized gain of $1,001,919, bringing the total value of the investment in TangoMe, Inc. to $2,001,919 as of December 31, 2013. For the year ended December 31, 2014, the Company recorded an unrealized gain of $572,747, bringing the total value of the investment in TangoMe, Inc. to $2,574,666 as of December 31, 2014. The fair value as of December 31, 2014 is based on a third party transaction, which is the primary significant unobservable input used in the fair value measurement of the Company's investment. Significant increases (decreases) in any subsequent transactions would result in a significantly higher (lower) fair value measurement.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Salon Media Group, Inc.

The Company owns 1,926,857 shares of Common Stock of Salon Media Group, Inc. These shares resulted from the April 24, 2013 exchange of 843 shares of Series C Preferred Stock of Salon Media Group Inc. This investment in common shares of Salon is valued at $0.45 per share, or $867,086, as of December 31, 2013. For the year ended December 31, 2013 the Company recorded a related unrealized gain of $791,216 on the investment. This investment in common shares of Salon is valued at $0.13 per share, or $250,491, as of December 31, 2014. For the year ended December 31, 2014 the Company recorded a related unrealized loss of $616,596 on the investment.

Additionally, in conjunction with making the investment in Salon, the Company received warrants to purchase common stock in Salon. In 2006, the Company exercised its warrants to purchase a total of 79,970 shares of common stock of Salon. This investment in common shares of Salon is valued at $0.45 per share, or $35,987, at December 31, 2013. For the year ended December 31, 2013, the Company recorded a related unrealized gain of $28,789 on the investment. This investment in common shares of Salon is valued at $0.13 per share, or $10,396, at December 31, 2014. For the year ended December 31, 2014, the Company recorded a related unrealized loss of $25,591 on the investment.

FlexiInternational Software, Inc.

The Company owns 78,000 shares of Flexi International Software stock. The investment in common shares of Flexi is valued at $0.15 and $0.16 per share, or $11,700 and $12,480 at December 31, 2014 and 2013, respectively. For the year ended December 31, 2014 the Company recorded a related unrealized loss of $780, and for the year ended December 31, 2013 an unrealized gain of $3,900.

Truett-Hurst, Inc.

During fiscal year 2013 the Company purchased 10,000 shares of Truett-Hurst common stock. For the year ended December 31, 2014, the Company recorded a related unrealized loss of $2,000 on the investment. For the year ended December 31, 2013, the Company recorded an unrealized gain of $4,694.

Arcimoto, Inc.

During fiscal year 2014 the Company purchased 37,000 shares of Arcimoto, Inc. series A-1 preferred stock. For the year ended December 31, 2014, the Company valued this investment at its cost of $100,011.

4. RELATED PARTY TRANSACTIONS

Mr. William R Hambrecht, Chief Executive Officer, is a minority shareholder in Salon Media Group.

Ms. Elizabeth Hambrecht, Director, is currently the interim Chief Financial Officer of Salon Media Group, Inc. Ms. Hambrecht formerly served as former President and Chief Executive Officer of Salon Media Group, Inc. Ms. Hambrecht is also the sister of a member of the Board of Directors, and is the daughter of the Chief Executive Officer.

On December 31, 2014 the Company combined all the various notes payable, which were issued at various times to Mr. William R. Hambrecht, to one note for $182,000 at 7.75% interest, with a December 31, 2015 maturity.

The Company received $230,000 from certain new investors and certain of its existing investors, including related parties, pursuant to a stock purchase agreement. Under the stock purchase agreement of December 31, 2013, 131,429 shares of Ironstone’s Common Stock were sold at a share price of $1.75. Although dated in fiscal 2013, the purchase was finalized in fiscal 2014. The $230,000 received in fiscal 2013 was included in Advances for stock issuance in the Company's consolidated balance sheet as of December 31, 2013.

5. NOTE PAYABLE

On March 31, 2012, the Company received $1,000,000 from an unrelated third party and issued a related promissory note. The note carries an 8% interest rate, per annum, and has a maturity date of March 31, 2017. Interest accrues on the balance and converts to separate notes payable on a quarterly basis. The total amounts due under this agreement, including the notes related to accrued interest, are due in full at the end of the term. The note is secured by all of the assets of the Company through an accompanying security agreement. If the Company defaults on the note or security agreement, interest would accrue at 10% per annum. The gross amounts payable under the agreement as of December 31, 2014 were $1,243,708.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In connection with the note agreement, the Company also issued warrants to this third party to purchase 187,296 shares of the Company’s common stock, for total consideration of $1. The warrants were separately valued using the Black-Scholes model, and it was determined the fair value of the warrants at March 31, 2012 was $56,188. This amount has been recorded as a discount on the $1,000,000 note payable and will be amortized over the 5 year term of the note. For the year ended December 31, 2014, accretion of the note payable discount was $11,120 and the remaining unamortized balance was $35,294. On May 21, 2014 , the warrant for 187,296 shares was exercised and shares were issued.

Furthermore, during the year the Company extended the maturity date with a related party, William R. Hambrecht. This note carries a 7.75% interest rate per annum and has a maturity date of December 31, 2015. The note payable carried a principal balance of $182,000 as of December 31, 2014 and 2013 with additional accrued interest of $24,225 and $10,120 respectively.

The scheduled maturities of notes payable outstanding as of December 31, 2014 are as follows:

	2015	2016	2017	Total

Notes payable	$-	$-	$1,243,708	$1,243,708

Notes payable - related party	182,000	-	-	182,000

Total	$182,000	$-	$1,243,708	$1,425,708

The scheduled maturities of notes payable outstanding as of December 31, 2013 are as follows:

	2014	2015	2016	2017	Total

Notes payable	$-	$-	$-	$1,148,994	$1,148,994

Notes payable - related party	182,000	-	-	-	182,000

Total	$182,000	$-	$-	$1,148,994	$1,330,994

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. LINE OF CREDIT ARRANGEMENT

The Company has a line of credit arrangement with First Republic Bank (the “lender”) with a borrowing limit of $350,000 with interest based upon the lender’s prime rate plus 4.5% and is payable monthly. At December 31, 2014 and 2013, interest was being paid at a rate of 7.75%. The line is guaranteed by both William R. Hambrecht, Director and Chief Executive Officer, and Robert H. Hambrecht, Director. The line of credit is due on demand and is secured by all of the Company’s business assets. At December 31, 2014 and 2013, the outstanding balance under the line was $350,000. The total recorded interest expense on this note for the years ended December 31, 2014 and December 31 2013 was $27,125 and $27,125 respectively. The line of credit is pending renew with a proposed maturity date of February 17, 2020.

7. INCOME TAXES

ASC 740, “Income Taxes” requires the recognition of deferred tax assets and liabilities for the expected future consequences of events that have been recognized in the financial statements or tax returns. Deferred income taxes reflect the net tax effects of (i) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (ii) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's deferred income taxes at December 31, 2014 and 2013 are as follows:

	2014	2013

Deferred tax asset - Operating loss carryforward	$885,000	$809,000
Deferred tax liability – unrealized gain on marketable and non-marketable securities	(390,000)	(415,000)
Less valuation allowance	(495,000)	(394,000)
Deferred income taxes – net	$-	$-

The reasons for the difference between the amount computed by applying the statutory federal income tax rate to losses before income tax benefit and the actual income tax benefit for the years ended December 31, 2014 and 2013 are as follows:

	2014	2013
Expected Federal income tax benefit	$88,000	$58,000
State income tax benefit, net of federal tax	13,000	9,000
Total before valuation allowance	(101,000)	(67,000)
Change in valuation allowance	101,000	67,000
Income tax benefit	$-	$-

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

The Company is subject to taxation in the U.S. and the state of California. As of December 31, 2014, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2011 forward for Federal and 2010 forward for California (with limited exceptions).

At December 31, 2014, the Company had approximately $2,428,094 of federal and $1,196,195 of state net operating loss carryforwards. It is possible that subsequent ownership changes may limit the utilization of these tax attributes. The federal net operating loss carryforwards will expire in year 2017 through 2034, whole the and California net operating loss carryforwards will expire in year 2015 through 2034.

The valuation allowance was $495,000 and $394,000 as of December 31, 2014 and December 31, 2013, respectively. The change in valuation allowance in fiscal 2014 and 2013 was an increase of $101,000 and a decrease of $667,000, respectively.

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

Treasury Stock

On September 15, 2003, the Board of Directors authorized the Company to purchase 745,536 shares of Company common stock at $0.70 per share for an aggregate purchase price of $521,875. The repurchase represented 50.11% of the issued and outstanding shares of the Company. During the year ended December 31, 2008, the Company paid $699 for fractional Treasury shares. As of December 31, 2014 and 2013, the treasury shares are held by the Company.

Preferred Stock

The Company is authorized to issue up to five million shares of preferred stock without further shareholder approval; the rights, preferences and privileges of which would be determined at the time of issuance. No shares have been issued as of December 31, 2014 and 2013.

Stock-Based Compensation

Ironstone recognized stock-based compensation expense of $28,004 during the year ended December 31, 2014. As of December 31, 2014, Ironstone had an aggregate of $64,126 of stock-based compensation remaining to be amortized to expense over the remaining requisite service period of the underlying options. Ironstone currently expects this stock-based compensation balance to be amortized as follows; $25,884 during fiscal year 2015; $25,884 during fiscal year 2016 and $12,358 during fiscal year 2017.

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

For the year ended December 31, 2014 the Company recorded share based compensation expense related to stock options in the amount of $1,282 on the 70,000 stock options issued January 30, 2013 and $26,772 on the stock options issued August 20, 2013.

9. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive potential common shares outstanding during the period, if dilutive. Potentially dilutive common equivalent shares are composed of the incremental common shares issuable upon the exercise of stock options. The following is the computations of the basic and diluted net income per share and the anti-dilutive common stock equivalents excluded from the computations for the periods presented:

	Years Ended
	December 31, 2014	December 31, 2013
Numerator:
Net loss	$(258,753)	$(169,747)
Denominator:
Weighted average shares outstanding - basic	2,189,889	1,872,964
Effect of dilutive potential shares	-	-
Weighted average shares outstanding - diluted	2,189,889	1,872,964
Net loss per share basic	$(0.12)	$(0.09)
Net loss per share - diluted	$(0.12)	$(0.09)
Anti-dilutive stock options and awards not included in net loss per share calculation	170,000	170,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) as of December 31, 2014 in connection with the filing of this Annual Report on Form 10K. Based on that evaluation our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, in light of the material weakness described below, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the material weakness, our Company’s financial statements in this Form 10K fairly present in all material respects, the financial condition, results of operations and cash flows of our company as of and for the periods presented in accordance with generally accepted accounting principles in the United States.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting for the three-months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our evaluation, management concluded that, as of December 31, 2014, our internal control over financial reporting was not effective based on those criteria because of the existence of the following material weaknesses:

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

Name	Age	Director Since
William R. Hambrecht	79	2007
Robert H. Hambrecht	48	2003
Denis T. Rice	82	2012
Elizabeth Hambrecht	51	2014
Thomas Thurston	37	2014

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

Denis T. Rice is Senior Counsel with the law firm of Arnold & Porter LLP in San Francisco, which combined in 2012 with the Howard Rice law firm of which Mr. Rice was a founding partner. The California State Bar bestowed its annual Lifetime Achievement Award in Business Law on Mr. Rice in 2009. He has an A.B. degree from the Woodrow Wilson School of Public and International Affairs at Princeton University.

Elizabeth Hambrecht is the CEO at Salon Media Group, which operates the popular Salon.com website. Before Salon, Elizabeth was a co-founder of Asiacontent.com, a pioneer in Asia’s Internet industry, and helped fund and launch Boom.com, Hong Kong’s first electronic brokerage. Prior to Boom.com, Elizabeth was an equities analyst covering emerging markets at Goldman Sachs (Hong Kong) and before that at Baring Securities. Elizabeth has served as a director of Salon Media Group, and as a Trustee of the San Francisco Friends School, the Asian Art Museum of SF and Northern California Public Broadcast (NCPB). She graduated with a B.A. degree from Vassar College and studied Mandarin at the Taipei Language Institute.

Thomas Thurston is CEO and Founder of Growth Science, a data science think-tank that uses algorithms to predict disruptive innovation. Formerly, he used data science to guide growth investments and innovation at Intel Corporation. He was Managing Partner at Rottura Capital, an algorithm-based long-short hedge fund. He also helped found a high performance computing business that was acquired in 2008. A former Fellow at Harvard Business School, Mr. Thurston holds a BA, MBA, and JD.

EXECUTIVE OFFICERS

The following table sets forth the names, ages and positions of the Company’s executive officers as of December 31, 2014. A summary of the background and experience of each of these individuals is set forth after the table.

Name	Age	Position	Held Since

William R. Hambrecht	79	Chief Executive Officer	2007

Eugene Yates	51	Chief Financial Officer	2014

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

     The table below shows the compensation paid to the Company’s non employee directors during 2014.

Director Compensation

Name	Fees earned or	Option
	paid in cash ($)	awards ($)	Total ($)

William R. Hambrecht	-	-	-

Robert H. Hambrecht	-	-	-

Denis T. Rice	-	-	-

Elizabeth Hambrecht	-	-	-

Thomas Thurston	-	-	-

(1)

See note 8 to the Company audited Consolidated Financial statements included in Item 8 to this report for a description of the assumption underlying the calculation of grant date fair value. The options have a term of ten years, however the optionee’s options will expire 90 days after the optionee’s service to the Company terminates. The option vest over a four-year period at the rate of 1/10 on the date six months after the date of grant and 1/48 per month thereafter. The exercise price of stock options may not be less than 100% of the fair market value of the Common Stock subject to the option on the date of the grant.

(2)	Mr Thurston was appointed as the Company’s Director effective January 1, 2014

(3)	Ms. Hambrecht was appointed as the Company’s Director effective September 12, 2014

PART III – (Continued)

COMPENSATION OF EXECUTIVE OFFICERS

SUMMARY OF COMPENSATION

The following table shows that, for the fiscal year ended December 31, 2014, no compensation was awarded or paid to, or earned by, the Company’s Chief Executive Officer or the Company’s Chief Financial Officer.

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS	OPTION AWARDS	NON-EQUITY INCENTIVE PLAN	OTHER COMPENSATION ($)	TOTAL
William R. Hambrecht Chief Executive Officer	2014	--	--	-	--	-	--

Eugene Yates Chief Financial Officer (2)	2014	--	--	-	--	-	--

(1)

See note 8 to the Company audited Consolidated Financial statements included in Item 8 to this report for a description of the assumption underlying the calculation of grant date fair value. The options have a term of ten years, however the optionee’s options will expire 90 days after the optionee’s service to the Company terminates. The option vest over a four-year period at the rate of 1/10 on the date six months after the date of grant and 1/48 per month thereafter. The exercise price of stock options may not be less than 100% of the fair market value of the Common Stock subject to the option on the date of the grant.

(2)	Mr. Yates was appointed as the Company’s Chief Financial Officer effective September 12, 2014

PART III – (Continued)

Outstanding Equity Awards at Fiscal Year-End

Option Awards

Name	Number of	Number of	Option	Option
	securities	securities	exercise	expiration
	unexercised	unexercised	price	date
	options (#)	options (#)
	exercicisable	unexercicisable
(a)	(b)	( c )	(e)	(f)

William R. Hambrecht	--	--	$--	--

Eugene Yates	--	--	$--	--

See the Summary Compensation Table for information regarding vesting.

Additional Equity Compensation Plan Information

The following table summarizes information regarding shares of common stock that may be issued upon exercise of stock options under the Company's 2013 Equity Incentive Plan as of December 31, 2014, which was the only plan or arrangement under which equity compensation was outstanding or could be awarded at that date.

Plan Category	A. Number of securities to be issued upon exercise of outstanding options, warrants, and rights	B. Weighted-average exercise price of outstanding options, warrants, and rights	C.Number of securities remaining available for future issuance inder equity compensation plans (excluding securities) reflectd in column A)
Equity compensation plans approved by stockholders	170,000	$0.7882	17,296

Equity compensation plans or arragements not approved by stockholders	0

Total	170,000		17,296

PART III – (Continued)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of the Company’s Common Stock as of March 31, 2015 by: (i) each director; (ii) each named executive officer; and (iii) all those known by the Company to be beneficial owners of more than five percent of its Common Stock.

BENEFICIAL OWNERSHIP (1)

BENEFICIAL OWNER	NUMBER OF SHARES OF COMMON STOCK	PERCENT TOTAL

William R. Hambrecht
909 Montgomery Street San Francisco, CA 94133	1,338,373	59.5

Elizabeth Hambrecht
909 Montgomery Street San Francisco, CA 94133	167,143	7.4

Robert Hambrecht
909 Montgomery Street San Francisco, CA 94133	16,429	*

Denis Rice
909 Montgomery Street San Francisco, CA 94133	7,500	*

Thomas Thurston
909 Montgomery Street San Francisco, CA 94133	140,714	6.3

Edmund H. Shea, Jr. (deceased and related entities)
655 Brea Canyon Road Walnut, CA 91789	113,173	5.0

Shea Ventures
655 Brea Canyon Road Walnut, CA 917	187,296	8.3

All executive officers and directors
As a group (7person)	1,970,628	87.6
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

(2)

In Company Stock options exercisable currently or within 60 days after March 31, 2015, as follows: Ms. Hambrecht, 10,000 shares; Robert Hambrecht 5,000 shares; Mr. Rice 7,500 shares; and Mr. Thurston, 35,000 shares.

(3)	Applicable percentages are based on 2,249,189 shares outstanding on March 31, 2015.

PART III – (Continued)

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Mr. William R Hambrecht, Chief Executive Officer, is a shareholder in Salon Media Group, Inc. owning 22.6%.

On December 31, 2014 the Company combined all the various notes payable, which were issued at various times to Mr. William R. Hambrecht, to one note for $182,000 at 7.75% interest, with a December 31, 2015 maturity.

Prior to December 31, 2013, the Company received $230,000 from certain new investors and certain of its existing investors, including related parties, pursuant to a stock purchase agreement. Under the stock purchase agreement, 131,429 shares of Ironstone’s Common Stock was sold at a share price of $1.75 .

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate audit fees billed by our independent registered accountant for the years ended December 31, 2013 and December 31, 2014 were $22,650 and $29,843 respectively. There were no non-audit audit- related fees, tax fees or other fees paid to our independent registered accountant in the last two fiscal years.

Since the Board of Directors does not have an audit committee, the principal auditor is engaged by the Chief Executive Officer and the Chief Financial Officer on behalf of the Company’s Board of Directors.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements

The information concerning Ironstone financial statements and the Report of Burr Pilger Mayer, Inc., Ironstone’s independent auditors required by this item are incorporated by reference herein to the section of this Report in Item 8, entitle “Financial Statements and Supplementary Data”

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

101 DEF*XBRL Taxonomy Extension Definition Linkbase Document .

101 LAB*XBRL Taxonomy Extension Label Linkbase Document.

101 PRE*XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

IRONSTONE GROUP, INC. a Delaware corporation

Date: April 15, 2015	By: /s/ William R. Hambrecht
William R. Hambrecht Chief Executive Officer

Date: April 15, 2015	By: /s/ Eugene Yates
Eugene Yates Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William R. Hambrecht	Director, Chief Executive Officer,	April 15, 2015
William R. Hambrecht	(Principal Executive Officer)

/s/ Eugene Yates	Chief Financial Officer,	April 15, 2015
Eugene Yates	(Principal Financial Officer)

/s/ Denis T. Rice	Director	April 15, 2015
Denis T. Rice

/s/ Robert H. Hambrecht	Director	April 15, 2015
Robert H. Hambrecht

/s/ Elizabeth Hambrecht	Director	April 15, 2015
Elizabeth Hambrecht

/s/ Thomas Thurston	Director	April 15, 2015
Thomas Thurston