Form 10-Q
period 2015-03-31
IRONSTONE GROUP INC
filed 2015-05-20
CIK 723269

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-12346

IRONSTONE GROUP, INC.

(Name of Registrant as specified in its charter)

Delaware	95-2829956
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

       Large accelerated filer [  ]   Accelerated filer [  ]   Non- accelerated filer [  ]   Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ]  No [X]

As of May 15, 2015, 2,191,689 shares of Common Stock, $0.01 par value, were outstanding.

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014	3

Condensed consolidated statements of comprehensive loss for the three months ended March 31, 2015 and 2014	4

Condensed consolidated statements of cash flows for the three months ended March 31, 2015 and 2014	5

Notes to condensed consolidated financial statements	6 – 14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15 – 16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	16

Item 4. Controls and Procedures	16 – 17

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 1A. Risk Factors	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3. Defaults Upon Senior Securities	18

Item 4. Mine Safety Disclosures	18

Item 5. Other Information	18

Item 6. Exhibits	18

Signatures	19

Exhibit Index

PART I. FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
	March 31, 2015	12/31/2014 (1)

ASSETS:
Cash	$8,697	$25,817
Investments:
Marketable securities	41,320	51,400
Marketable securities - related party	321,092	260,887
Non-marketable securities	2,697,358	2,674,677

Total assets	$3,068,467	$3,012,781

LIABILITIES AND STOCKHOLDERS' EQUITY:
Line of credit borrowings	$350,000	$350,000
Accounts payable and accrued expenses	34,473	12,089
Interest payable - related party	27,703	24,225
Note payable, net of discount	1,235,728	1,208,416
Note payable - related party	182,000	182,000

Total liabilities	1,829,904	1,776,730

Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value, 25,000,000 shares authorized, of which 2,937,225 shares are issued and outstanding as of March 31, 2015 and December 31, 2014	29,372	29,372
Additional paid-in capital	21,826,143	21,819,668
Accumulated deficit	(21,915,863)	(21,839,094)
Accumulated other comprehensive Income	1,821,485	1,748,679
	1,761,137	1,758,625
Less: Treasury Stock, 745,536 shares, at cost	(522,574)	(522,574)

Total stockholders' equity	1,238,563	1,236,051

Total liabilities and stockholders' equity	$3,068,467	$3,012,781

(1)	Derived from the Company’s audited consolidated financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended
	March 31,
	2015	2014

Operating expenses:
Professional fees	$23,931	$12,322
State filing fee	8,857	3,000
General and administrative expenses	6,501	8,591
Total operating expenses	39,289	23,913

Loss from operations	(39,289)	(23,913)

Other expense:
Interest expense	(34,002)	(32,133)
Interest expense to related party	(3,478)	(3,478)

Net loss	$(76,769)	$(59,524)

COMPREHENSIVE LOSS, NET OF TAX:
Net loss	$(76,769)	$(59,524)
Unrealized holding gain (loss) arising during the period	72,806	(552,252)

Comprehensive loss	$(3,963)	$(611,776)

Basic and diluted loss per share
Net loss per share	$(0.04)	$(0.03)
Weighted average shares outstanding	2,191,689	2,183,023

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(76,769)	$(59,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on notes payable	2,780	2,780
Stock-based compensation expense	6,475	8,591
Pay-in-kind interest added to principal	24,532	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	22,384	5,619
Interest payable - related party	3,478	3,478
Net cash used in operating activities	(17,120)	(39,056)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of note payable	-	22,665
Net cash provided by financing activities	-	22,665

Net decrease in cash	(17,120)	(16,391)

Cash at beginning of period	25,817	242,443

Cash at end of period	$8,697	$226,052

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$6,688	$6,688

Supplemental noncash investing and financing activities:
Advances for future common stock share purchase	$-	$230,000

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2015 and December 31, 2014, the results of its operations for the three month periods ended March 31, 2015 and March 31, 2014 and its cash flows for the three month periods ended March 31, 2015 and March 31, 2014. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year. The condensed consolidated financial statements presented herein have been prepared by management, without audit by independent auditors who do not express an opinion thereon, and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The December 31, 2014 condensed consolidated balance sheet data was derived from audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 but does not include all disclosures required for annual periods.

There have been no significant changes in the Company’s significant accounting policies from those were disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Marketable and Non-Marketable Securities

Marketable and non-marketable securities have been classified by management as available for sale in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320, marketable securities are recorded at fair value and any unrealized gains and losses are excluded from earnings and reported as a separate component of stockholders’ equity until realized. The fair value of the Company’s marketable securities and investments at March 31, 2015 and December 31, 2014 are based on quoted market prices. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. For marketable securities for which there is an other-than-temporary impairment, an impairment loss is recognized as a realized loss, and related adjustments are not made for recovery in value. The Company has not realized any such impairment losses to date.

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

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made in the financial statements relate to the valuation of the Company’s non-marketable investments. Actual results could differ from those estimates.

Income Taxes

The Company and its wholly owned subsidiaries file a consolidated federal income tax return. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred income taxes. Deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Deferred income taxes are also recognized for net operating loss carryforwards that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2015 and December 31, 2014, a full valuation allowance has been recorded to offset loss carryforwards as, in management’s opinion, there is uncertainty as to whether or not the Company will be able to generate taxable income in the future.

The Company follows the authoritative guidance on accounting for and disclosure of uncertainty in tax positions, which requires the Company to determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Company has determined that there is no effect on the financial statements from this authoritative guidance.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, local, and foreign jurisdictions, where applicable. As of March 31, 2015, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2011 forward for Federal and 2010 forward for California (with limited exceptions).

During the three months ended March 31, 2015 and 2014, the Company did not recognize any interest or penalties related to income taxes in its consolidated statement of operations.

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

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (concluded)

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 introduces an explicit requirement for management to assess and provide certain disclosures if there is substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 is effective for the annual period ending after December 15, 2016. The Company continues to evaluate the impact that the adoption of ASU 2014-15 will have on the Company’s consolidated financial statements.

In February 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update (ASU) 2015-02, Comprehensive Income (Topic 810) – Amendments to the Consolidation Analysis, which requires an entity to evaluate whether they should consolidate certain legal entities. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017. The Company is reviewing the applicability of this amendment.

2. FAIR VALUE MEASUREMENTS

Fair value is defined under FASB ASC 820, “Fair Value Measurement and Disclosures”. ASC 820 defines fair value, establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 describes a fair value hierarchy based on three levels of inputs of which the first two are considered observable and the last unobservable, that may be used to measure fair value as follows:

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

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

2. FAIR VALUE MEASUREMENTS (continued)

The following tables provide information about the Company’s financial instruments measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 by the fair value hierarchy:

				Balance as of
				March 31,
	Level 1	Level 2	Level 3	2015

Investments:
Publicly traded common stock	$362,412	$-	$-	$362,412
Private company preferred stock	-	-	2,697,358	2,697,358
Total	$362,412	$-	$2,697,358	$3,059,770

				Balance as of
				December 31,
	Level 1	Level 2	Level 3	2014

Investments:
Publicly traded common stock	$312,287	$-	$-	$312,287
Private company preferred stock	-	-	2,674,677	2,674,677
Total	$312,287	$-	$2,674,677	$2,986,964

The following tables presents the Company’s investments measured at fair value using significant unobservable inputs (Level 3), including the valuation technique and unobservable inputs used to measure the fair value of those financial instruments:

	Fair Value as of
	March 31,
	2015	Valuation Technique	Unobservable Inputs

Private Company Preferred Stock	$2,574,666	Market approach	Third party transaction
Private Company Preferred Stock	$122,692	A recent round of financing	Third party transaction

	Fair Value as of
	December 31,
	2014	Valuation Technique	Unobservable Inputs

Private Company Preferred Stock	$2,574,666	Market approach	Third party transaction
Private Company Preferred Stock	$100,011	A recent round of financing	Third party transaction

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

2. FAIR VALUE MEASUREMENTS (concluded)

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for three months ended March 31, 2015 and 2014. Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, unrealized gains or (losses) during the period for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value during the period that were attributable to both observable and unobservable inputs.

Three Months Ended
March 31, 2015
Balance as of December 31, 2014	$2,674,677
Unrealized gain on investments	22,681
Balance as of March 31, 2015	$2,697,358

Three Months Ended
March 31, 2014
Balance as of December 31, 2013	$2,001,919
Unrealized gain on investments	-
Balance as of March 31, 2014	$2,001,919

3. INVESTMENTS

TangoMe, Inc.

On March 30, 2012, the Company purchased 468,121 shares of Series A Preferred stock from related party William R. Hambrecht at $2.14 per share, resulting in a total investment of $1,000,000. For the year ended December 31, 2014, the Company recorded an unrealized gain of $572,747, bringing the total value of the investment in TangoMe, Inc. to $2,574,666 as of December 31, 2014. There was no change in value as of March 31, 2015, with the valuation remaining at $2,574,666. The fair value is based on similar securities sold to certain related and unrelated third parties. The use of a recent round of financing for TangoMe, Inc. is the primary significant unobservable input used in the fair value measurement of the Company’s investment.  Significant increases (decreases) in any subsequent rounds of financing would result in a significantly higher (lower) fair value measurement

Salon Media Group, Inc.

The Company owns 1,926,857 shares of Common Stock of Salon Media Group, Inc. These shares resulted from the April 24, 2013 exchange of 843 shares of Series C Preferred Stock of Salon Media Group Inc. This investment in common shares of Salon is valued at $0.13 per share, or $250,491, as of December 31, 2014. For the year ended December 31, 2014 the Company recorded a related unrealized loss of $616,595 on the investment. This investment in common shares of Salon is valued at $0.16 per share, or $308,297, as of March 31, 2015. For the three months ended March 31, 2015 the Company recorded a related unrealized gain of $57,806 on the investment.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

3. INVESTMENTS (concluded)

Additionally, in conjunction with making the investment in Salon, the Company received warrants to purchase common stock in Salon. In 2006, the Company exercised its warrants to purchase a total of 79,970 shares of common stock of Salon. This investment in common shares of Salon is valued at $0.13 per share, or $10,396, at December 31, 2014. For the year ended December 31, 2014, the Company recorded a related unrealized loss of $25,591 on the investment. This investment in common shares of Salon is valued at $0.16 per share, or $12,795, at March 31, 2015. For the three months ended March 31, 2015, the Company recorded a related unrealized gain of $2,399 on the investment.

FlexiInternational Software, Inc.

The Company owns 78,000 shares of Flexi International Software stock. The investment in common shares of Flexi is valued at $0.14, or $10,920 at March 31, 2015 and $0.15 per share, or $11,700 at December 31, 2014. For the three months ended March 31, 2015 the Company recorded a related unrealized loss of $780, and for the year ended December 31, 2014 an unrealized loss of $780.

Truett-Hurst, Inc.

The company owns 10,000 shares of Truett-Hurst common stock. The investment in Truett-Hurst is valued at $3.04 per share, or $30,400 at March 31, 2015. The investment was valued at $3.97 per share, or $39,700 for the year ended December 31, 2014. The Company recorded a related unrealized loss of $9,300 on the investment for the three months ended March 31, 2015. For the year ended December 31, 2014, the Company recorded an unrealized loss of $2,000.

Arcimoto, Inc.

During fiscal year 2014 the Company purchased 37,000 shares of Arcimoto, Inc. series A-1 preferred stock for $100,011. During March 2015, Arcimoto, Inc. had a round of financing at a share valuation 23% higher than the Company’s cost, resulting in an unrealized gain of $22,682 and bringing the total investment value of Arcimoto as of March 31, 2015 to $122,693. The fair value as of March 31, 2015, based on this recent financing, which is a third party transaction and is the primary significant unobservable input used in the fair value measurement of the Company's investment in Acrimoto, Inc. Significant increases (decreases) in any subsequent transactions would result in a significantly higher (lower) fair value measurement. For the year ended December 31, 2014, the Company had valued this investment at its cost.

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

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

5. NOTE PAYABLE

On March 31, 2012, the Company received $1,000,000 from a third party and issued a related promissory note. The note carries an 8% interest rate, per annum, and has a maturity date of March 31, 2017. Interest accrues on the balance and converts to separate notes payable on a quarterly basis. The total amounts due under this agreement, including the notes related to accrued interest, are due in full at the end of the term. The note is secured by all of the assets of the Company through an accompanying security agreement. If the Company defaults on the note or security agreement, interest would accrue at 10% per annum. The gross amounts payable under the agreement as of March 31, 2015 and December 31, 2014 were $1,268,242 and $1,243,708 respectively.

In connection with the note agreement, the Company also issued warrants to this third party to purchase 187,296 shares of the Company’s common stock, for total consideration of $1. The warrants were separately valued using the Black-Scholes model, and it was determined the fair value of the warrants at March 31, 2012 was $56,188. This amount has been recorded as a discount on the $1,000,000 note payable and will be amortized over the 5 year term of the note. For the quarters ended March 31, 2015 and December 31, 2014, accretion of the note payable discount was $2,780 and the remaining unamortized balance was $32,514 and $35,294 respectively. On May 21, 2014, the warrant for 187,296 shares was exercised and shares were issued.

Furthermore, the Company has a note payable agreement with a related party, William R. Hambrecht. This note carries a 7.75% interest rate per annum and has a maturity date of December 31, 2015. The note payable carried a principal balance of $182,000 as of March 31, 2015 and December 31, 2014 with additional accrued interest of $27,703 and $24,255 respectively.

The scheduled maturities of notes payable outstanding as of March 31, 2015 are as follows:

	2015	2016	2017	Total

Notes payable	$-	$-	$1,268,242	$1,268,242

Notes payable - related party	182,000	-	-	182,000

Total	$182,000	$-	$1,268,242	$1,450,242

6. LINE OF CREDIT ARRANGEMENT

The Company has a line of credit arrangement with First Republic Bank (the “lender”) with a borrowing limit of $350,000 with interest based upon the lender’s prime rate plus 4.5% and is payable monthly. At March 31, 2015 and December 31, 2014, interest was being paid at a rate of 7.75%. The line is guaranteed by both William R. Hambrecht, Director and Chief Executive Officer, and Robert H. Hambrecht, Director. The line of credit is due on demand and is secured by all of the Company’s business assets. As of March 31, 2015 and December 31, 2014, the outstanding balance under the line was $350,000. The total recorded interest expense on this note for the quarter ended March 31, 2015 and quarter ended December 31, 2014 was $6,688 and $6,637 respectively. The line of credit is still pending renewal with a proposed maturity date of February 17, 2020.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Treasury Stock

On September 15, 2003, the Board of Directors authorized the Company to purchase 745,536 shares of Company common stock at $0.70 per share for an aggregate purchase price of $521,875. The repurchase represented 50.11% of the issued and outstanding shares of the Company. During the year ended December 31, 2008, the Company paid $699 for fractional Treasury shares. As of March 31, 2015 and December 31, 2014, the treasury shares are held by the Company.

Preferred Stock

The Company is authorized to issue up to five million shares of preferred stock without further shareholder approval; the rights, preferences and privileges of which would be determined at the time of issuance. No shares have been issued as of March 31, 2015 and December 31, 2014.

Stock-Based Compensation

For the quarters ended March 31, 2015 and March 31, 2014, the Company recorded stock-based compensation expense of $6,475 and $8,591, respectively. As of March 31, 2015, Ironstone had an aggregate of $57,655 of stock-based compensation remaining to be expensed over the remaining requisite service period of the underlying options, which is expected to be over a weighted average period of 1.2 years. Ironstone currently expects this stock-based compensation balance to be expensed as follows: $19,413 during the remaining three quarters of fiscal year 2015; $25,884 during fiscal year 2016 and $12,358 during fiscal year 2017.

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

70,000 stock options were granted on January 30, 2013. The fair value of these options granted under the Plan were estimated using the Black-Scholes model with the following price and assumptions: Stock Price $.20, Exercise Price $.20, Time to Maturity 6.33 years, Risk-free Interest Rate 0.4%, Annualized Volatility 121%.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

7. STOCKHOLDERS’ EQUITY (concluded)

An additional 100,000 stock options were granted on August 20, 2013. The fair value of these options granted under the Plan were estimated using the Black-Scholes model with following price and assumptions: Stock Price $1.20, Exercise Price $1.20, Time to Maturity 4.0 years, Risk-free Interest Rate 1.0%, Annualized Volatility 93%.

Earnings (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive potential common shares outstanding during the period, if dilutive. Potentially dilutive common equivalent shares are composed of the incremental common shares issuable upon the exercise of stock options. The following is the computations of the basic and diluted net income per share and the anti-dilutive common stock equivalents excluded from the computations for the periods presented:

	Years Ended
	March 31, 2015	March 31, 2014

Numerator:
Net Loss	$(76,768)	$(59,524)
Denominator:
Weighted average shares outstanding - basic	2,189,889	1,872,964
Effect of dilutive potential shares	-	-
Weighted average shares outstanding - diluted	2,189,889	2,183,023
Net loss per share - basic	$(0.04)	$(0.03)
Net loss per share - diluted	$(0.04)	$(0.03)
Anti-dilutive stock options and awards not included in the net loss per share calculation	170,000	170,000

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements in this document that are not historical facts, including, without limitation, statements of future expectations, projections of financial condition and results of operations, statements of future economic performance and other forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to differ materially from those contemplated in such forward-looking statements. In addition to the specific matters referred to herein, important factors which may cause actual results to differ from those contemplated in such forward-looking statements include (i) the results of the Company’s efforts to implement its business strategy; (ii) actions of the Company’s competitors and the Company’s ability to respond to such actions; (iii) changes in governmental regulation, tax rates and similar matters; and (iv) other risks detailed in the Company’s other filings with the SEC

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets and related disclosure. On an ongoing basis, we evaluate our estimates, including those related to non-marketable securities. We base our estimates on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets that are not readily apparent from other sources. Actual results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. These estimates and judgments are reviewed by management on an ongoing basis and by our board of directors at the end of each quarter prior to the public release of our financial results.

As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policies and estimates during the three ended March 31, 2015 compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as filed with the SEC. Additional information about these critical accounting policies may be found in the "Management's Discussion & Analysis of Financial Condition and Results of Operations" section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

RESULTS OF OPERATIONS

Three months ended March 31, 2015 and March 31, 2014

Operating expenses for three months ended March 31, 2015 totaled $39,289, an increase of $15,376 or 64.3% as compared to the three months ended March 31, 2014. The increase was primarily due to an increase in professional fees of $11,609, and state taxes of $5,857. Other expenses for the three months ended March 31, 2015 totaled $34,700, an increase of $1,869 or 5.7% as compared to the three months ended March 31, 2014.

Operating expenses for the three months ended March 31, 2014 increased $17,843 or 202.0% as compared to the three months ended March 31, 2013. This was primarily due to an increase in professional fees, note amortization, stock-based compensation. Other expenses for the three months ended March 31, 2014 increased $4,121 or 14.0% as compared to the three months ended March 31, 2013. This increase was due to higher interest expenses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $17,120 and $39,056 for the quarters ended March 31, 2015 and 2014, respectively. The Company has a line of credit arrangement with First Republic Bank with a borrowing limit of $350,000 with interest based upon the lender’s prime rate plus 4.5%. Interest is currently payable monthly at 7.75%. The line is guaranteed by William R. Hambrecht, Chief Executive Officer, Director and Robert H. Hambrecht, Director. The line of credit is due on demand and is secured by all of the Company’s business assets. At March 31, 2015, the outstanding balance under the line was $350,000.

At March 31, 2015, the outstanding balance the Company borrowed from related party Mr. William R. Hambrecht was $182,000 with interest at 7.75% per annum. As of March 31, 2015, the total notes payable to the third party, net of discount of $32,513 relating to warrants issued in connection with the notes, was $1,235,728.

The Company may obtain additional equity or working capital through additional bank borrowings and public or private sales of equity securities and exercises of outstanding stock options. The Company may also borrow additional funds from Mr. William R. Hambrecht. There can be no assurance, however, that such additional financing will be available on terms favorable to the Company, or at all.

While the Company explores new business opportunities, the primary capital resource of the Company relates to the March 30, 2012 purchase of 468,121 shares of non-marketable investment TangoMe, Inc. The investment in TangoMe, Inc. shares is valued at $2,574,666 for the three months ended March 31, 2015 and year ended December 31, 2014, respectively. Given that the investment in TangoMe, Inc. does not have a readily determinable fair value, the Company exerts significant judgment in estimating the fair value using various pricing models and the information available to the Company that it deems most relevant.

Another capital resource of the Company is 1,926,857 shares of Common Stock of Salon Media Group, Inc. These shares resulted from the April 24, 2013 exchange of 843 shares of Series C Preferred Stock of Salon Media Group Inc. The investment in common shares of Salon is valued at $308,297 as of March 31, 2015 and $250,491 as of December 31, 2014. For the quarter ended March 31, 2015 the company recorded a related unrealized gain of $57,806 on the investment.

Additionally, in conjunction with making the investment in Salon Media Group, Inc., the Company received warrants to purchase common stock in Salon. In 2006, the Company exercised its warrants to purchase a total of 79,970 shares of common stock of Salon. This investment in common shares of Salon is valued at $12,795 at March 31, 2015 and $10,396 as of December 31, 2014. For the quarter ended March 31, 2015, the Company recorded an unrealized gain of $2,399 on the investment.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) as of March 31, 2015 in connection with the filing of this Annual Report on Form 10K. Based on that evaluation our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, in light of the material weakness described below, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the material weakness, our company’s financial statements in this Form 10K fairly present in all material respects, the financial condition, results of operations and cash flows of our company as of and for the periods presented in accordance with generally accepted accounting principles in the United States.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting for the three-months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2015. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our evaluation, management concluded that, as of March 31, 2015, our internal control over financial reporting was not effective based on those criteria because of the existence of the following material weaknesses:

1)	The Company does not have an adequate number of independent board members, nor therefore an independent audit committee.

2)	Our limited number of employees results in the Company’s inability to have a sufficient segregation of duties within its accounting and financial reporting activities.

These absences constitute material weaknesses in the Company’s corporate governance structure.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting because the Company is a smaller reporting company.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The Company’s main assets are investments in non-marketable securities of TangoMe Inc., Arcimoto Inc. and marketable securities of Salon Media Group Inc., Truett-Hurst Inc., and FlexiInternational Software Inc. There can be no assurance that a market will continue to exist for these investments.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

IRONSTONE GROUP, INC. a Delaware corporation

Date: May 19, 2015	By:	/s/ William R. Hambrecht
William R. Hambrecht
Chief Executive Officer