Form 10-Q
period 2015-06-30
IRONSTONE GROUP INC
filed 2015-08-18
CIK 723269

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-12346

IRONSTONE GROUP, INC.

(Name of Registrant as specified in its charter)

Delaware	95-2829956
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No[  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X ] No [  ]

Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Act.

       Large accelerated filer [  ]    Accelerated filer [  ]    Non- accelerated filer [  ]    Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ]    No[ X ]

As of August 15, 2015, 2,191,689 shares of Common Stock, $0.01 par value, were outstanding.

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014	3

Condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2015 and 2014	4

Condensed consolidated statements of cash flows for the three and six months ended June 30, 2015 and 2014	5

Notes to condensed consolidated financial statements	6 – 14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15 - 16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	16

Item 4. Controls and Procedures	17

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 1A. Risk Factors	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3. Defaults Upon Senior Securities	18

Item 4. Mine Safety Disclosures	18

Item 5. Other Information	18

Item 6. Exhibits	18

Signatures	19

Exhibit Index

PART I. FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

IRONSTONE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
	June 30, 2015	December 31, 2014 (1)
ASSETS:
Cash	$5,493	$25,817
Investments:
Marketable securities	23,220	51,400
Marketable securities - related party	260,887	260,887
Non-marketable securities	2,697,358	2,674,677

Total assets	$2,986,958	$3,012,781

LIABILITIES AND STOCKHOLDERS' EQUITY:
Line of credit borrowings	$350,000	$350,000
Accounts payable and accrued expenses	38,087	12,089
Interest payable - related party	31,220	24,225
Note payable, net of discount	1,263,803	1,208,416
Note payable - related party	182,000	182,000

Total liabilities	1,865,110	1,776,730

Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value, 25,000,000 shares authorized, of which 2,937,225 shares are issued and outstanding as of June 30, 2015 and December 31, 2014	29,372	29,372
Additional paid-in capital	21,832,610	21,819,668
Accumulated deficit	(21,982,024)	(21,839,094)
Accumulated other comprehensive income	1,764,464	1,748,679
	1,644,422	1,758,625
Less: Treasury Stock, 745,536 shares, at cost	(522,574)	(522,574)

Total stockholders' equity	1,121,848	1,236,051

Total liabilities and stockholders' equity	$2,986,958	$3,012,781

(1)	Derived from the Company’s audited consolidated financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Operating expenses:
Professional fees	$13,432	$26,396	$37,363	$38,716
State filing fee and tax	4,340	5,240	13,197	8,240
General and administrative expenses	9,411	6,506	18,692	15,099
Total operating expenses	27,183	38,142	69,252	62,055

Loss from operations	(27,183)	(38,142)	(69,252)	(62,055)

Other expense:
Interest expense and other	(35,461)	(32,792)	(66,722)	(64,925)
Interest expense to related party	(3,517)	(3,517)	(6,956)	(6,995)

Net loss	$(66,161)	$(74,451)	$(142,930)	$(133,975)

COMPREHENSIVE LOSS, NET OF TAX:
Net loss	$(66,161)	$(74,451)	$(142,930)	$(133,975)
Unrealized holding gain (loss) arising during the period	(57,025)	(15,189)	15,781	(567,440)

Comprehensive loss	$(123,186)	$(89,640)	$(127,149)	$(701,415)

Basic and diluted loss per share
Net loss per share	$(0.03)	$(0.03)	$(0.07)	$(0.06)
Weighted average shares outstanding	2,191,689	2,191,689	2,191,689	2,188,058

The accompanying notes are an integral part of these condensed consolidated financial statements

 IRONSTONE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(142,930)	$(133,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on notes payable	5,560	5,589
Stock-based compensation expense	12,942	15,064
Pay-in-kind interest added to principal	49,827	46,034
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	25,998	(2,539)
Interest payable - related party	6,995	6,995
Net cash used in operating activities	(41,608)	(62,832)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of non-marketable securities	-	(103,012)
Proceeds from sale of marketable securities	21,284	-
Net cash provided by (used in) financing activities	21,284	(103,012)

Net decrease in cash	(20,324)	(165,844)

Cash at beginning of period	25,817	242,443

Cash at end of period	$5,493	$76,599

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$13,525	$13,525

Supplemental noncash investing and financing activities:
Advances for future common stock share purchase	$-	$230,000

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

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2015 and December 31, 2014, the results of its operations for the three and six month periods ended June 30, 2015 and June 30, 2014 and its cash flows for the six month periods ended June 30, 2015 and June 30, 2014. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year. The condensed consolidated financial statements presented herein have been prepared by management, without audit by independent auditors who do not express an opinion thereon, and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The December 31, 2014 condensed consolidated balance sheet data was derived from audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 but does not include all disclosures required for annual periods.

There have been no significant changes in the Company’s significant accounting policies from those were disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Marketable and Non-Marketable Securities

Marketable and non-marketable securities have been classified by management as available for sale in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320, marketable securities are recorded at fair value and any unrealized gains and losses are excluded from earnings and reported as a separate component of stockholders’ equity until realized. The fair value of the Company’s marketable securities and investments at June 30, 2015 and December 31, 2014 are based on quoted market prices. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. For marketable securities for which there is an other-than-temporary impairment, an impairment loss is recognized as a realized loss, and related adjustments are not made for recovery in value. The Company has not realized any such impairment losses to date.

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

Income Taxes

The Company and its wholly owned subsidiaries file a consolidated federal income tax return. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred income taxes. Deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Deferred income taxes are also recognized for net operating loss carryforwards that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2015 and December 31, 2014, a full valuation allowance has been recorded to offset loss carryforwards as, in management’s opinion, there is uncertainty as to whether or not the Company will be able to generate taxable income in the future.

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

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, local, and foreign jurisdictions, where applicable. As of June 30, 2015, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2012 forward for Federal and 2011 forward for California (with limited exceptions).

During the six months ended June 30, 2015 and 2014, the Company did not recognize any interest or penalties related to income taxes in its consolidated statement of operations.

Stock-Based Compensation

Ironstone recognizes the fair value of stock options granted on a straight-line basis over the requisite service period of the option grant, which is the standard vesting term of four years.

The full impact of stock-based compensation in the future is dependent upon, among other things, the total number of stock options granted, the fair value of the stock options at the time of grant and the tax benefit that Ironstone may or may not receive from stock-based expenses. Additionally, stock-based compensation requires the use of an option-pricing model to determine the fair value of stock option awards. This determination of fair value is affected by Ironstone’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to Ironstone’s expected stock price volatility over the expected term of the awards.

Basic and Diluted Loss per Share

Basic loss per share ("EPS") excludes dilution and is computed by dividing the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing the net loss for the period by the weighted average number of common and dilutive potential common shares outstanding during the period, except where inclusion of such potentially dilutve securities would have an anti-dilutive effect.

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

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

2. FAIR VALUE MEASUREMENTS (continued)

The following tables provide information about the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 by the fair value hierarchy:

				Balance as of
				June 30,
	Level 1	Level 2	Level 3	2015

Investments:
Publicly traded common stock	$284,107	$-	$-	$284,107
Private company preferred stock	-	-	2,697,358	2,697,358
Total	$284,107	$-	$2,697,358	$2,981,465

				Balance as of
				December 31,
	Level 1	Level 2	Level 3	2014

Investments:
Publicly traded common stock	$312,287	$-	$-	$312,287
Private company preferred stock	-	-	2,674,677	2,674,677
Total	$312,287	$-	$2,674,677	$2,986,964

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

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

2. FAIR VALUE MEASUREMENTS (concluded)

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the six months ended June 30, 2015 and 2014. Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, unrealized gains or (losses) during the period for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value during the period that were attributable to both observable and unobservable inputs.

Six Months Ended
June 30, 2015
Balance as of December 31, 2014	$2,674,677
Unrealized gain on investments	22,681
Balance as of June 30, 2015	$2,697,358

Six Months Ended
June 30, 2014
Balance as of December 31, 2013	$2,001,919
Purchases of investments	103,012
Balance as of June 30, 2014	$2,104,931

3. INVESTMENTS

TangoMe, Inc.

On March 30, 2012, the Company purchased 468,121 shares of Series A Preferred stock from related party William R. Hambrecht at $2.14 per share, resulting in a total investment of $1,000,000. For the year ended December 31, 2014, the Company recorded an unrealized gain of $572,747, bringing the total value of the investment in TangoMe, Inc. to $2,574,666 as of December 31, 2014. There was no change in value as of June 30, 2015, with the valuation remaining at $2,574,666. The fair value is based on similar securities sold to certain related and unrelated third parties. The use of a recent round of financing for TangoMe, Inc. is the primary significant unobservable input used in the fair value measurement of the Company’s investment.  Significant increases (decreases) in any subsequent rounds of financing would result in a significantly higher (lower) fair value measurement.

Salon Media Group, Inc.

The Company owns 2,006,827 shares of Common Stock of Salon Media Group, Inc (“Salon”) common stock. The investment in common shares of Salon is valued at $0.13 per share, or $260,888, as of June 30, 2015 and December 31, 2014. The Company recorded unrealized losses of $60,205 and $20,067 for the three months ended June 30, 2015 and 2014 respectively. For the six months ended June 30, 2015, there was no change in fair value. For the six months ended June 30, 2014, the Company recorded an unrealized loss of $581,981.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

3. INVESTMENTS (continued)

FlexiInternational Software, Inc.

The Company owns 78,000 shares of Flexi International Software stock. The investment in common shares of Flexi is valued at $0.21, or $16,380 at June 30, 2015 and $0.15 per share, or $11,700 at December 31, 2014. The Company recorded related unrealized gains of $5,460, and $4,680 for the three and six months ended June 30, 2015 respectively.

Truett-Hurst, Inc.

The company owned 10,000 shares of Truett-Hurst common stock as of March 31, 2015. During the second quarter of 2015 (April 1 through June 30) the Company sold 7,000 shares for a realized loss of $3,347. The sale was executed to provide the Company with liquidity. The remaining 3,000 share investment in Truett-Hurst is valued at $2.28 per share, or $6,840 at June 30, 2015. The 10,000 share investment was valued at $3.97 per share, or $39,700 for the year ended December 31, 2014. The Company recorded related unrealized losses on the remaining 3,000 share investment of $2,280 and $5,070 for the three and six months ended June 30, 2015 respectively.

Arcimoto, Inc.

During fiscal year 2014 the Company purchased 37,000 shares of Arcimoto, Inc. series A-1 preferred stock for $100,011. During March 2015, Arcimoto, Inc. had a round of financing at a share valuation 23% higher than the Company’s cost, resulting in an unrealized gain of $22,682 and bringing the total investment value of Arcimoto as of March 31, 2015 to $122,693. The fair value as of March 31, 2015, was based on this recent financing, which is a third party transaction and is the primary significant unobservable input used in the fair value measurement of the Company's investment in Acrimoto, Inc. The fair value as of June 30, 2015 remains unchanged at $122,693 as there was no observable change in valuation input since March 31, 2015. Significant increases (decreases) in any subsequent transactions would result in a significantly higher (lower) fair value measurement. For the year ended December 31, 2014, the Company had valued this investment at its cost.

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

The Company has non-marketable investments in TangoMe, Inc. and Acrimoto, Inc. The valuation of these investments as of June 30, 2015 has been calculated based on prices obtained from third party transactions with the aforementioned companies. These third party transactions have been inclusive of entities related to Ironstone Group, Inc.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

5. NOTE PAYABLE

On March 31, 2012, the Company received $1,000,000 from a third party and issued a related promissory note. The note carries an 8% interest rate, per annum, and has a maturity date of March 31, 2017. Interest accrues on the balance and converts to separate notes payable on a quarterly basis. The total amounts due under this agreement, including the notes related to accrued interest, are due in full at the end of the term. The note is secured by all of the assets of the Company through an accompanying security agreement. If the Company defaults on the note or security agreement, interest would accrue at 10% per annum. The gross amounts payable under the agreement as of June 30, 2015 and December 31, 2014 were $1,293,537 and $1,243,708 respectively.

In connection with the note agreement, the Company also issued warrants to this third party to purchase 187,296 shares of the Company’s common stock, for total consideration of $1. The warrants were separately valued using the Black-Scholes model, and it was determined the fair value of the warrants at March 31, 2012 was $56,188. This amount has been recorded as a discount on the $1,000,000 note payable and will be amortized over the 5 year term of the note. As of June 30, 2015 and December 31, 2014, the unamortized discount was $29,734 and $35,294, respectively. On May 21, 2014, the warrant for 187,296 shares was exercised and shares were issued.

Furthermore, the Company has a note payable agreement with a related party, William R. Hambrecht. This note carries a 7.75% interest rate per annum and has a maturity date of December 31, 2015. The note payable carried a principal balance of $182,000 as of June 30, 2015 and December 31, 2014 with additional accrued interest of $31,220 and $24,255 respectively.

The scheduled maturities of notes payable outstanding as of June 30, 2015 are as follows:

	2015	2016	2017	Total

Notes payable	$-	$-	$1,293,537	$1,293,537

Notes payable - related party	182,000	-	-	182,000

Total	$182,000	$-	$1,293,537	$1,475,537

6. LINE OF CREDIT ARRANGEMENT

The Company has a line of credit arrangement with First Republic Bank (the “lender”) with a borrowing limit of $350,000 with interest based upon the lender’s prime rate plus 4.5% and is payable monthly. At June 30, 2015 and December 31, 2014, interest was being paid at a rate of 7.75%. The line is guaranteed by both William R. Hambrecht, Director and Chief Executive Officer, and Robert H. Hambrecht, Director. The line of credit is due on demand and is secured by all of the Company’s business assets. As of June 30, 2015 and December 31, 2014, the outstanding balance under the line was $350,000. Total recorded interest expense on this note for the three ended June 30, 2015 and June 30, 2014 was $6,781. Total recorded interest expense on this note for the six months ended June 30, 2015 and June 30, 2014 was $13,562.

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

Treasury Stock

On September 15, 2003, the Board of Directors authorized the Company to purchase 745,536 shares of Company common stock at $0.70 per share for an aggregate purchase price of $521,875. The repurchase represented 50.11% of the issued and outstanding shares of the Company. During the year ended December 31, 2008, the Company paid $699 for fractional Treasury shares. As of June 30, 2015 and December 31, 2014, the treasury shares are held by the Company.

Preferred Stock

The Company is authorized to issue up to five million shares of preferred stock without further shareholder approval; the rights, preferences and privileges of which would be determined at the time of issuance. No shares have been issued as of June 30, 2015 and December 31, 2014.

Stock-Based Compensation

For the six months ended June 30, 2015 and June 30, 2014, the Company recorded stock-based compensation expense of $12,942 and $15,062, respectively. As of June 30, 2015, Ironstone had an aggregate of $51,184 of stock-based compensation remaining to be expensed over the remaining requisite service period of the underlying options, which is expected to be over a weighted average period of 2 years. Ironstone currently expects this stock-based compensation balance to be expensed as follows: $12,942 during the remaining two quarters of fiscal year 2015; $25,884 during fiscal year 2016 and $12,358 during fiscal year 2017.

Stock Option Plans

The Company has adopted a 2013 Equity Incentive Plan (“Plan”) and 187,296 shares were available for grant under the Plan. The Plan provides for incentive stock options to be granted at times and prices determined by the Company’s Board of Directors. The stock options are to be granted to directors, officers and employees of the Company, as well as certain consultants and other persons providing services to the Company.

70,000 stock options were granted on January 30, 2013. The fair value of these options granted under the Plan were estimated using the Black-Scholes model with the following price and assumptions: Stock Price $0.20, Exercise Price $0.20, Time to Maturity 6.33 years, Risk-free Interest Rate 0.4%, Annualized Volatility 121%.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

7. STOCKHOLDERS’ EQUITY (continued)

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

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Numerator:
Net Loss	$(66,161)	$(74,451)	$(142,930)	$(133,975)
Denominator:
Weighted average shares outstanding - basic	2,191,689	2,191,689	2,191,689	2,188,058
Effect of dilutive potential shares	-	-	-	-
Weighted average shares outstanding - diluted	2,191,689	2,183,023	2,191,689	2,183,023
Net loss per share - basic	$(0.03)	$(0.03)	$(0.07)	$(0.06)
Net loss per share - diluted	$(0.03)	$(0.03)	$(0.07)	$(0.06)
Anti-dilutive stock options and awards not included in the net loss per share calculation	170,000	170,000	170,000	170,000

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

As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policies and estimates during the three months ended June 30, 2015 compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as filed with the SEC. Additional information about these critical accounting policies may be found in the "Management's Discussion & Analysis of Financial Condition and Results of Operations" section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

RESULTS OF OPERATIONS

Three and six months ended June 30, 2015

Operating expenses for six months ended June 30, 2015 totaled $69,252, an increase of $7,197 or 11.6% as compared to the six months ended June 30, 2014. The increase was primarily due to an increase in state filing fees of $4,957, and general and administrative costs of $3,593, partially offset by a decrease in professional fees of $1,353. Other expenses for the six months ended June 30, 2015 totaled $73,678, an increase of $1,758 or 2.4% as compared to the six months ended June 30, 2014.

Operating expenses for the three months ended March 31, 2015 decreased $10,959 or 28.7% as compared to the three months ended March 31, 2014. This was primarily due to a decrease in professional fees of $12,964, partially offset by an increase in general and administrative expenses of $2,905. Other expenses for the three months ended March 31, 2015 increased $2,669 or 7.4% as compared to the three months ended March 31, 2014. The increase was due to higher interest expenses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $41,608 and $62,832 for the six months ended June 30, 2015 and 2014, respectively. The Company has a line of credit arrangement with First Republic Bank with a borrowing limit of $350,000 with interest based upon the lender’s prime rate plus 4.5%. Interest is currently payable monthly at 7.75%. The line is guaranteed by William R. Hambrecht, Chief Executive Officer, Director and Robert H. Hambrecht, Director. The line of credit is due on demand and is secured by all of the Company’s business assets. At June 30, 2015, the outstanding balance under the line was $350,000.

At June 30, 2015, the outstanding balance the Company borrowed from related party Mr. William R. Hambrecht was $182,000 with interest at 7.75% per annum. This note matures in December, 2015. Furthermore, as of June 30, 2015 the Company had notes payable to the third party totaling $1,293,537. These notes mature in March, 2017.

The Company may obtain additional equity or working capital through additional bank borrowings and public or private sales of equity securities and exercises of outstanding stock options. The Company may also borrow additional funds from Mr. William R. Hambrecht. There can be no assurance, however, that such additional financing will be available on terms favorable to the Company, or at all.

While the Company explores new business opportunities, the primary capital resource of the Company relates to the March 30, 2012 purchase of 468,121 shares of non-marketable investment TangoMe, Inc. The investment in TangoMe, Inc. shares is valued at $2,574,666 for the six months ended June 30, 2015 and year ended December 31, 2014, respectively. Given that the investment in TangoMe, Inc. does not have a readily determinable fair value, the Company exerts significant judgment in estimating the fair value using various pricing models and the information available to the Company that it deems most relevant.

Another capital resource of the Company is 2,006,827 shares of Common Stock of Salon Media Group, Inc (“Salon”) common stock. The investment in common shares of Salon is valued at $0.13 per share, or $260,888, as of June 30, 2015 and December 31, 2014. The Company recorded unrealized losses of $60,205 and $20,067 for the three months ended June 30, 2015 and 2014 respectively. For the six months ended June 30, 2015, there was no change in fair value. For the six months ended June 30, 2014, the Company recorded an unrealized loss of $581,981.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) as of June 30, 2015 in connection with the filing of this Annual Report on Form 10K. Based on that evaluation our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, in light of the material weakness described below, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the material weakness, our company’s financial statements in this Form 10K fairly present in all material respects, the financial condition, results of operations and cash flows of our company as of and for the periods presented in accordance with generally accepted accounting principles in the United States.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting for the three-months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2015. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our evaluation, management concluded that, as of June 30, 2015, our internal control over financial reporting was not effective based on those criteria because of the existence of the following material weaknesses:

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

None

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

IRONSTONE GROUP, INC.
a Delaware corporation

Date: August 18, 2015
	By:	/s/ William R. Hambrecht
William R. Hambrecht
Chief Executive Officer