Form 10-Q
period 2015-09-30
IRONSTONE GROUP INC
filed 2015-11-13
CIK 723269

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 13th, 2015, 2,191,689 shares of Common Stock, $0.01 par value, were outstanding.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
	September 30, 2015	December 31, 2014 (1)

ASSETS:
Cash	$6,798	$25,817
Investments:
Marketable securities	-	51,400
Marketable securities - related party	260,887	260,887
Non-marketable securities	2,697,358	2,674,677

Total assets	$2,965,043	$3,012,781

LIABILITIES AND STOCKHOLDERS' EQUITY:
Line of credit borrowings	$350,000	$350,000
Accounts payable and accrued expenses	29,306	12,089
Interest payable - related party	34,775	24,225
Note payable, net of discount	1,292,666	1,208,416
Note payable - related party	182,000	182,000

Total liabilities	1,888,747	1,776,730

Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value, 25,000,000 shares authorized, of which 2,937,225 shares are issued and outstanding as of September 30, 2015 and December 31, 2014	29,372	29,372
Additional paid-in capital	21,839,083	21,819,668
Accumulated deficit	(22,032,515)	(21,839,094)
Accumulated other comprehensive income	1,762,930	1,748,679
	1,598,870	1,758,625
Less: Treasury Stock, 745,536 shares, at cost	(522,574)	(522,574)

Total stockholders' equity	1,076,296	1,236,051

Total liabilities and stockholders' equity	$2,965,043	$3,012,781

(1) Derived from the Company's audited consolidated financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Operating expenses:
Professional fees	$9,115	$20,550	$43,612	$59,268
State filing fee and tax	306	(2,970)	13,503	5,270
General and administrative expenses	9,881	9,761	28,573	30,418
Total operating expenses	19,302	27,341	85,688	94,956

Loss from operations	(19,302)	(27,341)	(85,688)	(94,956)

Other expense:
Interest expense and other, net	(27,923)	(31,083)	(97,183)	(90,419)
Interest expense to related party	(3,555)	(3,555)	(10,550)	(10,550)

Net loss	$(50,780)	$(61,979)	$(193,421)	$(195,925)

COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Net loss	$(50,780)	$(61,979)	$(193,421)	$(195,925)
Unrealized holding gain (loss) arising during the period	3,132	1,034,356	14,251	466,915

Comprehensive income (loss)	$(47,648)	$972,377	$(179,170)	$270,990

Basic and diluted loss per share
Net loss per share	$(0.02)	$(0.03)	$(0.09)	$(0.09)
Weighted average shares outstanding	2,191,689	2,191,689	2,191,689	2,189,282

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(193,421)	$(195,925)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized loss on marketable securities	1,405	-
Accretion of discount on notes payable	8,340	8,340
Stock-based compensation expense	19,415	21,533
Pay-in-kind interest added to principal	75,910	70,133
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	17,217	(8,879)
Interest payable - related party	10,550	10,550
Net cash used in operating activities	(60,584)	(94,248)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of non-marketable securities	-	(100,012)
Proceeds from sale of marketable securities	41,565	-
Net cash provided by (used in) financing activities	41,565	(100,012)

Net decrease in cash	(19,019)	(194,260)

Cash at beginning of period	25,817	242,443

Cash at end of period	$6,798	$48,183

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$20,362	$20,362

Supplemental noncash investing and financing activities:
Advances for future common stock share purchase	$-	$230,000

Reversal of previously unrecognized loss on marketable securities	$8,340	$0

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2015, the results of its operations for the three and nine month periods ended September 30, 2015 and September 30, 2014 and its cash flows for the nine month periods ended September 30, 2015 and September 30, 2014. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year. The condensed consolidated financial statements presented herein have been prepared by management, without audit by independent auditors who do not express an opinion thereon, and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The December 31, 2014 condensed consolidated balance sheet data was derived from audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 but does not include all disclosures required for annual periods.

There have been no significant changes in the Company’s significant accounting policies from those were disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Marketable and Non-Marketable Securities

Marketable and non-marketable securities have been classified by management as available for sale in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320, marketable securities are recorded at fair value and any unrealized gains and losses are excluded from earnings and reported as a separate component of stockholders’ equity until realized. The fair value of the Company’s marketable securities and investments at September 30, 2015 and December 31, 2014 is based on quoted market prices. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. For marketable securities for which there is an other-than-temporary impairment, an impairment loss is recognized as a realized loss, and related adjustments are not made for recovery in value.

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

Income Taxes

The Company and its wholly owned subsidiaries file a consolidated federal income tax return. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred income taxes. Deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Deferred income taxes are also recognized for net operating loss carryforwards that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2015 and December 2014, a full valuation allowance has been recorded to offset loss carryforwards as, in management’s opinion, there is uncertainty as to whether or not the company will be able to generate taxable income in the future.

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

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, local, and foreign jurisdictions, where applicable. As of September 30, 2015, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are from the year 2010 forward for Federal and from the year 2009 forward for California (with limited exceptions).

During the nine months ended September 30, 2015 and 2014, the Company did not recognize any interest or penalties related to income taxes in its consolidated statement of operations.

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

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2. FAIR VALUE MEASUREMENTS (continued)

The following tables provide information about the Company’s financial instruments measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014 by the fair value hierarchy:

				Balance as of
				September 30,
	Level 1	Level 2	Level 3	2015
Investments:
Publicly traded common stock	$260,887	$-	$-	$260,887
Private company preferred stock	-	-	2,697,358	2,697,358
Total	$260,887	$-	$2,697,358	$2,958,245

				Balance as of
				December 31,
	Level 1	Level 2	Level 3	2014
Investments:
Publicly traded common stock	$312,287	$-	$-	$312,287
Private company preferred stock	-	-	2,674,677	2,674,677

Total	$312,287	$-	$2,674,677	$2,986,964

The following tables presents the Company’s investments measured at fair value using significant unobservable inputs (Level 3), including the valuation technique and unobservable inputs used to measure the fair value of those financial instruments:

	Fair Value as of
	September 30,
	2015	Valuation Technicque	Observable Inputs

Private company preferred stock	$2,574,666	Market approach	Third party transaction
Private company preferred stock	$122,692	A recent round of financing	Third party transaction

	Fair Value as of
	December 31,
	2014	Valuation Technicque	Observable Inputs

Private company preferred stock	$2,574,666	Market approach	Third party transaction
Private company preferred stock	$100,011	A recent round of financing	Third party transaction

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

Nine Months Ended
September 30, 2015
Balance as of December 31, 2014	$2,674,677
Unrealized gain on investments	22,681
Balance as of September 30, 2015	$2,697,358

Nine Months Ended
September 30, 2014
Balance as of December 31, 2013	$2,001,919
Purchases of investments	100,012
Unrealized gain on investments	572,746
Balance as of September 30, 2014	$2,674,677

3. INVESTMENTS

TangoMe, Inc.

On March 30, 2012, the Company purchased 468,121 shares of Series A Preferred stock from related party William R. Hambrecht at $2.14 per share, resulting in a total investment of $1,000,000. For the year ended December 31, 2014, the Company recorded an unrealized gain of $572,747, bringing the total value of the investment in TangoMe, Inc. to $2,574,666 as of December 31, 2014. There was no change in value as of September 30, 2015, with the valuation remaining at $2,574,666. The fair value is based on similar securities sold to certain related and unrelated third parties. The use of a recent round of financing for TangoMe, Inc. is the primary significant unobservable input used in the fair value measurement of the Company’s investment.  Significant increases (decreases) in any subsequent rounds of financing would result in a significantly higher (lower) fair value measurement.

Salon Media Group, Inc.

The Company owns 2,006,827 shares of Common Stock of Salon Media Group, Inc (“Salon”) common stock. The investment in common shares of Salon is valued at $0.13 per share, or $260,887, as of September 30, 2015 and December 31, 2014. The Company recorded no gain or loss for the three months ended September 30, 2015 and an unrealized gain of $461,570 for the three months ended September 30, 2014. For the nine months ended September 30, 2015, there was no change in fair value. For the nine months ended September 30, 2014, the Company recorded an unrealized loss of $120,411.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

3. INVESTMENTS (concluded)

FlexiInternational Software, Inc.

On September 14, 2015 the Company sold its 78,000 shares of Flexi International Software stock for $0.235 per share, total proceeds of $18,330 resulting in a realized gain of $1,950. The sale was made to improve the Company’s liquidity. The investment in common shares of FlexiInternational was valued at $0.21 as of June 30, 2015 and $0.15 as of December 31, 2014. For the three months ended September 30, 2014 the Company recorded a related unrealized loss of $5,460. For the nine months ended September 30, 2014 the Company recorded a related unrealized gain of $780

Truett-Hurst, Inc.

The company owned 3,000 shares of Truett-Hurst common stock as of June 30, 2015. During the third quarter of 2015 (July 1 through September 30) the Company sold 3,000 shares for a realized loss of $4,271. The sale was executed to provide the Company with liquidity. The 3,000 shares was valued at $2.28 per share or $6,840 at June 30, 2015. The original 10,000 share investment that was carried at December 31, 2014, was valued at $3.97 per share, or $39,700 for the year ended December 31, 2014. For the three and nine months ended September 30, 2014 the Company recorded related unrealized gains of $5,500 and $13,800, respectively.

Arcimoto, Inc.

During fiscal year 2014 the Company purchased 37,000 shares of Arcimoto, Inc. series A-1 preferred stock for $100,011. During March 2015, Arcimoto, Inc. had a round of financing at a share valuation 23% higher than the Company’s cost, resulting in an unrealized gain of $22,682 and bringing the total investment value of Arcimoto as of March 31, 2015 to $122,693. The fair value as of March 31, 2015, was based on this recent financing, which is a third party transaction and is the primary significant unobservable input used in the fair value measurement of the Company's investment in Acrimoto, Inc. The fair value as of September 30, 2015 remains unchanged at $122,693 as there was no observable change in valuation input since March 31, 2015. Significant increases (decreases) in any subsequent transactions would result in a significantly higher (lower) fair value measurement. For the year ended December 31, 2014, the Company had valued this investment at its cost.

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

The company has non-marketable investments in TangoMe, Inc., and Arcimoto, Inc. The valuation of these investments as of September 30, 2015 has been calculated based on prices obtained from third party transactions with the aforementioned companies. These third party transactions have been inclusive of entities related to Ironstone Group, Inc.

5. NOTE PAYABLE

On March 31, 2012, the Company received $1,000,000 from a third party and issued a related promissory note. The note carries an 8% interest rate, per annum, and has a maturity date of March 31, 2017. Interest accrues on the balance and converts to separate notes payable on a quarterly basis. The total amounts due under this agreement, including the notes related to accrued interest, are due in full at the end of the term. The note is secured by all of the assets of the Company through an accompanying security agreement. If the Company defaults on the note or security agreement, interest would accrue at 10% per annum. The gross amount payable under the agreement as of September 30, 2015 and December 31, 2014 were $1,319,620 and $1,243,708, respectively.

In connection with the note agreement, the Company also issued warrants to this third party to purchase 187,296 shares of the Company’s common stock, for total consideration of $1. The warrants were separately valued using the Black-Scholes model, and it was determined the fair value of the warrants at March 31, 2012 was $56,188. This amount has been recorded as a discount on the $1,000,000 note payable and will be amortized over the 5 year term of the note. As of September 30, 2015 and December 31, 2014, the unamortized discount was $26,954 and $35,294, respectively. On May 21, 2014, the warrant for 187,296 shares was exercised and shares were issued.

Furthermore, the Company has a note payable agreement with a related party, William R. Hambrecht. This note carries a 7.75% interest rate per annum and has a maturity date of December 31, 2015. The note payable carried a principal balance of $182,000 as of September 30, 2015 and December 31, 2014 with additional accrued interest of $34,775 and $24,255 respectively.

The scheduled maturities of notes payable outstanding as of September 30, 2015 are as follows:

	2015	2016	2017	Total

Notes Payable	$-	$-	$1,319,620	$1,319,620
Notes Payable - related party	182,000	-	-	$182,000

Total	$182,000	$-	$1,319,620	$1,501,620

6. LINE OF CREDIT ARRANGEMENT

The Company has a line of credit arrangement with First Republic Bank (the “lender”) with a borrowing limit of $350,000 with interest based upon the lender’s prime rate plus 4.5% and is payable monthly. At September 30, 2015 and December 31, 2014, interest was being paid at a rate of 7.75%. The line is guaranteed by both William R. Hambrecht, Director and Chief Executive Officer, and Robert H. Hambrecht, Director. The line of credit expired during September 2014 and is due on demand and is secured by all of the Company’s business assets. As of September 30, 2015 and December 31, 2014, the outstanding balance under the line was $350,000. The total recorded interest expense on this note for the three months ended September 30, 2015 and September 30, 2014 was $6,911 and $6,837 respectively. Total recorded interest expense on this note for the nine months ended September 30, 2015 and September 30, 2014 was $20,288.

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

Treasury Stock

On September 15, 2003, the Board of Directors authorized the Company to purchase 745,536 shares of Company common stock at $0.70 per share for an aggregate purchase price of $521,875. The repurchase represented 50.11% of the issued and outstanding shares of the Company. During the year ended December 31, 2008, the Company paid $699 for fractional Treasury shares. As of September 30, 2015 the treasury shares are held by the Company.

Preferred Stock

The Company is authorized to issue up to five million shares of preferred stock without further shareholder approval; the rights, preferences and privileges of which would be determined at the time of issuance. No shares have been issued as of September 30, 2015 and December 31, 2014.

Stock-Based Compensation

For the nine months ended September 30, 2015 and September 30, 2014, the Company recorded stock-based compensation expense of $19,413 and $21,533, respectively. As of September 30, 2015, Ironstone had an aggregate of $44,713 of stock-based compensation remaining to be expensed over the remaining requisite service period of the underlying options, which is expected to be over a weighted average period of 1.75 years. Ironstone currently expects this stock-based compensation balance to be expensed as follows: $6,471 during the remaining quarter of fiscal year 2015; $25,884 during fiscal year 2016 and $12,358 during fiscal year 2017.

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

	Three Months Ended		Nine Months Ended
	September 30	September 30	September 30	September 30
	2015	2014	2015	2014

Numerator:
Net Loss	$(50,780)	$(61,979)	$(193,421)	$(195,925)
Denominator:
Weighted average shares outstanding - basic	2,191,689	2,191,689	2,191,689	2,189,282
Effect of dilutive potential shares	-	-	-	-
Weighted average shares outstanding - diluted	2,191,689	2,191,689	2,191,689	2,189,282
Net loss per share - basic	$(0.02)	$(0.03)	$(0.09)	$(0.09)
Net loss per share - diluted	$(0.02)	$(0.03)	$(0.09)	$(0.09)
Anti-dilutive stock options and awards not included in the net loss per share calculation	170,000	170,000	170,000	170,000

8. MANAGEMENT’S PLANS

As reflected in the accompanying financial statements, the Company has net losses and has a negative cash flow from operations. If necessary, the Company may seek to sell additional debt or equity securities, or enter into new credit facilities. The Company cannot make assurances that it will be able to complete any financing or liquidity transaction, that such financing or liquidity transaction will be adequate for the Company’s needs, or that a financing or liquidity transaction will be completed in a timely manner. Furthermore, the Company may seek to sell its remaining marketable securities to meet its operating needs. However, the fair value of these marketable securities fluctuate, trade volume is limited, and may not be adequate for the Company’s needs. Management also believes it will be able to renew its line of credit with the lender with similar terms to the recently expired line of credit. If the line of credit is not renewed, management may liquidate securities to satisfy its obligations.

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

As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policies and estimates during the three months ended September 30, 2015 compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as filed with the SEC. Additional information about these critical accounting policies may be found in the "Management's Discussion & Analysis of Financial Condition and Results of Operations" section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2015

For the three month period ending September 30, 2015, operating expenses decreased $8,039 or 29% as compared to the same period in fiscal year 2014. This was primarily due to a decrease in professional fees.

For the nine-month period ended September 30, 2015, operating expenses decreased $9,268 or 10% as compared to the same period in fiscal year 2014. This was primarily due to a decrease in professional fees partially offset by an increase in state and local taxes.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $60,584 and $94,248 for the nine months ended September 30, 2015 and 2014, respectively. The Company has a line of credit arrangement with First Republic Bank with a borrowing limit of $350,000 with interest based upon the lender’s prime rate plus 4.5%. Interest is currently payable monthly at 7.75%. The line is guaranteed by William R. Hambrecht, Chief Executive Officer, Director and Robert H. Hambrecht, Director. The line of credit expired September, 2014 and is due on demand. It is secured by all of the Company’s business assets. At September 30, 2015, the outstanding balance under the line was $350,000.

At September 30, 2015, the outstanding balance the Company borrowed from related party Mr. William R. Hambrecht was $182,000 with interest at 7.75% per annum. This note matures in December, 2015. Furthermore, as of September 30, 2015 the Company had notes payable to the third party totaling $1,319,620. These notes mature in March, 2017.

The Company may obtain additional equity or working capital through additional bank borrowings and public or private sales of equity securities and exercises of outstanding stock options. The Company may also borrow additional funds from Mr. William R. Hambrecht. There can be no assurance, however, that such additional financing will be available on terms favorable to the Company, or at all.

While the Company explores new business opportunities, the primary capital resource of the Company relates to the March 30, 2012 purchase of 468,121 shares of non-marketable investment TangoMe, Inc. The investment in TangoMe, Inc. shares is valued at $2,574,666 for the nine months ended September 30, 2015 and year ended December 31, 2014, respectively. Given that the investment in TangoMe, Inc. does not have a readily determinable fair value, the Company exerts significant judgment in estimating the fair value using various pricing models and the information available to the Company that it deems most relevant.

Another capital resource of the Company is 2,006,827 shares of Common Stock of Salon Media Group, Inc (“Salon”) common stock. The investment in common shares of Salon is valued at $0.13 per share, or $260,888, as of September 30, 2015 and December 31, 2014. The Company recorded no unrealized gain or loss for the three months ended September 30, 2015, and an unrealized gain of $443,117 for the three months ended September 30, 2014. For the nine months ended September 30, 2015, there was no change in fair value. For the nine months ended September 30, 2014, the Company recorded an unrealized loss of $115,612.

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

We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2015, our disclosure controls and procedures are not effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting for the three-months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2015. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our evaluation, management concluded that, as of September 30, 2015, our internal control over financial reporting was not effective based on those criteria because of the existence of the following material weaknesses.

1)	The Company does not have an adequate number of independent board members nor therefore an independent audit committee.

2)	Our limited number of employees results in the Company’s inability to have a sufficient segregation of duties within its accounting and financial reporting activities.

These absences constitute material weaknesses in the Company’s corporate governance structure.

PART II – OTHER INFORMATION

PART II - Other Information

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 1a – RISK FACTORS

The Company’s main assets are investments in non-marketable securities of TangoMe, Inc., and marketable securities of Salon Media Group, Inc. There can be no assurance that a market will continue to exist for these investments.

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

IRONSTONE GROUP, INC.
a Delaware corporation

Date: November 13, 2015	By:	/s/ William R. Hambrecht
William R. Hambrecht
Chief Executive Officer