Form 10-Q
period 2021-03-31
IRONSTONE GROUP INC
filed 2021-06-17
CIK 723269

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-12346

IRONSTONE GROUP, INC.

(Name of Registrant as specified in its charter)

Delaware	95-2829956
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

909 Montgomery Street, San Francisco, California 94133

(Address of principal executive offices, including zip code)

(415) 551-8600

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.01 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of June 17, 2021, 2,191,689 shares of Common Stock, $0.01 par value, were outstanding.

Exhibit Index

PART I. FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2021	December 31, 2020

ASSETS:
Cash	$117,077	$(39)
Investments:
Marketable securities	545,358	545,358
Non-marketable securities	2,753,489	2,574,665

Total assets	$3,415,923	$3,119,984

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accrued expenses	$159,903	$151,121
Line of credit borrowings	350,000	350,000
Note payable	2,161,881	2,109,857
Note payable - related party	624,313	317,625
Interest payable - related party	147,134	139,292

Total liabilities	3,443,232	3,067,895

Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value, 25,000,000 shares authorized, of which 2,937,225 shares are issued and outstanding as of March 31, 2021 and December 31, 2020	29,372	29,372
Additional paid-in capital	21,839,083	21,839,083
Accumulated deficit	(23,056,722)	(23,056,722)
Accumulated other comprehensive Income	1,683,532	1,762,930
	495,265	574,663
Less: Treasury Stock, 745,536 shares, at cost	(522,574)	(522,574)

Total stockholders' deficit	(27,309)	52,089

Total liabilities and stockholders' equity	$3,415,923	$3,119,984

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended
	March 31,
	2021	2020

Operating expenses:
Professional fees	$2,608	$234
State and local taxes	7,349	5,650
General and administrative expenses	(39)	-
Total operating expenses	9,918	5,884

Loss from operations	(9,918)	(5,884)

Other expense:
Interest expense	(61,637)	(57,255)
Interest expense to related party	(7,843)	(6,016)

Net loss	$(79,398)	$(69,155)

COMPREHENSIVE LOSS, NET OF TAX:
Net loss	$(79,398)	$(69,155)
Unrealized holding gain (loss) arising during the period	-	(7,520)

Comprehensive loss	$(79,398)	$(76,675)

Basic and diluted loss per share
Net loss per share	$(0.04)	$(0.03)
Shares outstanding	2,191,689	2,191,689

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(79,398)	$(76,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	5,858	5,884
Interest payable	54,949	50,567
Interest payable - related party	7,841	6,016
Net cash used in operating activities	(10,750)	(14,208)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	306,688	6,688
Net cash provided by financing activities	306,688	6,688

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in marketable securities mark-to-market	-	7,520
Investment in non-marketable securities	(178,824)	-
Net cash provided (used) by financing activities	(178,824)	7,520

Net increase in cash	117,114	-

Cash at beginning of period	(39)	(39)

Cash at end of period	$117,075	$(39)

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-

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

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2021 and December 31, 2020, the results of its operations for the three month periods ended March 31, 2021 and March 31, 2020 and its cash flows for the three month periods ended March 31, 2021 and March 31, 2020. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year. The condensed consolidated financial statements presented herein have been prepared by management, without audit by independent auditors who do not express an opinion thereon and does not include all disclosures required for annual periods. The last audited annual report on Form 10-K was for the fiscal year ended December 31, 2014.

There have been no significant changes in the Company’s significant accounting policies from those were disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Going Concern

These financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Ironstone Group has incurred losses and negative cash flows from operations over the last ten years and had an stockholders' deficit as of March 31, 2021 of $27,309. The Company has operated in the past principally with the assistance of loans from private institutions and related party individuals. The on-going accrual of unpaid interest on external and related party debt, excluding the LOC, continues to increase the financial risk to the Company as a going concern. Conversion of a material portion of the outstanding debt to equity will help alleviate such financial pressure. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Marketable and Non-Marketable Securities

Marketable and non-marketable securities have been classified by management as available for sale in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320, marketable securities are recorded at fair value and any unrealized gains and losses are excluded from earnings and reported as a separate component of stockholders’ equity until realized. The fair value of the Company’s marketable securities and investments at March 31, 2021 and December 31, 2020 are based on quoted market prices. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. For marketable securities for which there is an other-than-temporary impairment, an impairment loss is recognized as a realized loss, and related adjustments are not made for recovery in value. The Company has not realized any such impairment losses to date.

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

Income Taxes

The Company and its wholly owned subsidiaries file a consolidated federal income tax return. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred income taxes. Deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Deferred income taxes are also recognized for net operating loss carryforwards that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2021 and December 31, 2020, a full valuation allowance has been recorded to offset loss carryforwards as, in management’s opinion, there is uncertainty as to whether or not the Company will be able to generate taxable income in the future.

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

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, local, and foreign jurisdictions, where applicable. As of March 31, 2021, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2017 forward for Federal and 2016 forward for California (with limited exceptions).

During the three months ended March 31, 2021 and 2020, the Company recognized $2,925 in interest penalties to the State of Delaware for franchise taxes in arrears for each period respectively. The Company owes Delaware franchise taxes in arrears totaling an estimated $65,000 through December 31, 2020. Total estimated interest penalties are $38,025 for March 31, 2021 and $35,100 for December 31, 2020.

Stock-Based Compensation

Ironstone recognizes the fair value of stock options granted on a straight-line basis over the requisite service period of the option grant, which is the standard vesting term of four years. All stock options granted through the reporting period have expired unexercised.

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

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 introduces an explicit requirement for management to assess and provide certain disclosures if there is substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 is effective for the annual period ending after December 15, 2016. The Company has adopted ASU 2014-15.

In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement”. ASU 2018-13 removes certain disclosures, modifies others and introduces additional disclosure requirements for entities. The amendments in ASU 2018-13 for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company adopted the new standard on January 1, 2020. The adoption did not have a material impact on the Company’s financial statements.

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

The following tables provide information about the Company’s financial instruments measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 by the fair value hierarchy:

				Balance as of
				March 31,
	Level 1	Level 2	Level 3	2021
Investments:
Publicly traded common stock	$489,510	$-	$-	$489,510
Publicly traded options	$55,848
Private company common stock	-	-	178,824	178,824
Private company preferred stock	-	-	2,574,665	2,574,665
Total	$545,358	$-	$2,753,489	$3,298,847

				Balance as of
				December 31,
	Level 1	Level 2	Level 3	2020
Investments:
Publicly traded common stock	$489,510	$-	$-	$489,510
Publicly traded options	$55,848
Private company common stock	-	-		-
Private company preferred stock	-	-	2,574,665	2,574,665
Total	$545,358	$-	$2,574,665	$3,120,023

The following tables presents the Company’s investments measured at fair value using significant unobservable inputs (Level 3), including the valuation technique and unobservable inputs used to measure the fair value of those financial instruments:

	Fair Value as of
	March 31,
	2021	Valuation Technique	Unobservable Inputs

Private Company Common Stock	$178,824	Purchase price 3-10-2021	Acquisition cost
Private Company Preferred Stock	$2,574,666	valuation average range $1.0bn to $1.5bn	Big data technology "MESE" system, and
			SPAC inqueries

	Fair Value as of
	December 31,
	2020	Valuation Technique	Unobservable Inputs

Private Company Preferred Stock	$2,574,666	valuation average range $1.0bn to $1.5bn	Big data technology "MESE" system, and
			SPAC inqueries

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

2. FAIR VALUE MEASUREMENTS (concluded)

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for three months ended March 31, 2021 and 2020. Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, unrealized gains or (losses) during the period for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value during the period that were attributable to both observable and unobservable inputs.

Three Months Ended
March 31, 2021
Balance as of December 31, 2020	$2,574,665
Unrealized gain on investments	-
Balance as of March 31, 2015	$2,574,665

Three Months Ended
March 31, 2020
Balance as of December 31, 2019	$2,574,665
Unrealized gain on investments	-
Purchase of investment	178,824
Balance as of March 31, 2020	$2,574,665

3. INVESTMENTS

TangoMe, Inc.

On March 30, 2012, the Company purchased 468,121 shares of Series A Preferred stock from related party William R. Hambrecht at $2.14 per share, resulting in a total investment of $1,000,000. For the year ended December 31, 2020 there was no valuation gain or loss for TangoMe, Inc., remaining at a valuation of $2,574,666. There was no change in value as of March 31, 2021, with the valuation remaining at $2,574,666. The investment fair value is based on using an average company valuation for TangoMe Inc. as determined by the “MESE” big data analysis system and SPAC inquiries for TangoMe, Inc. These are the primary significant unobservable input used in the fair value measurement of the Company’s investment.

Salon Media Group, Inc.

The Company owned 1,926,857 shares of Common Stock of Salon Media Group, Inc. On March 6, 2019 Salon Media Group, Inc. entered into to a sale of all of its assets at an amount of less than $0.01 per share. Ironstone received no measurable value for its investment and wrote the investment off.

FlexiInternational Software, Inc.

The Company owned 78,000 shares of Flexi International Software stock. The investment in common shares of Flexi was sold in entirety during 2015 for approximately $10,000 to cover operating costs.

Truett-Hurst, Inc.

The company owned 10,000 shares of Truett-Hurst common stock. The Company sold its investment in Truett-Hurst, Inc. during 2015 for approximately $30,000 to cover operating costs.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

3. INVESTMENTS (concluded)

Arcimoto, Inc.

During fiscal year 2014 the Company purchased 37,000 shares of Arcimoto, Inc. series A-1 preferred stock for $100,011. The A-1 preferred stock was converted to common stock during 2017 prior to Arcimoto filing for its initial public offering. On October 2, 2015 the Ironstone Group, Inc. was granted 2,500 Arcimoto options, strike price $4.121 per share, expiration October 2, 2025. During 2017, there was a 2 for 1 stock split, increasing the options held to 5,000 with a $2.0605 strike price per share. On September 17, 2017, Arcimoto listed on Nasdaq. The closing price on December 31, 2020 was $13.23 per share, resulting in a stock holdings valuation of $489,510 and in-the-money options valuation of $55,848. On March 31, 2021 the closing price was also $13.23 per share, maintaining the stock holding valuation of $489,510 and options in-the-money valuation of $55,848, resulting in no gain or loss for the quarter ended March 31, 2021.

Buoy Health, Inc.

On March 17, 2021 the Company purchased 11,233 common shares of the private company Buoy Health, Inc. at $15.92 per share. The total value of the investment was $178,824 at March 31, 2021.

4. RELATED PARTY TRANSACTIONS

On December 31, 2014 the Company combined all the various notes payable, which were issued at various times to Mr. William R. Hambrecht, to one note for $182,000 at 7.75% interest, with a December 31, 2015 maturity.

From the time period January 2016 through March 2021, the interest on the Letter of Credit was paid by William R. Hambrecht, resulting in a loan to Ironstone Group from William R. Hambrecht. The loan interest rate is 7.75%. The loan balances at December 31, 2020 and March 31, 2021 were $135,625 and $142,313 respectively. Accrued interest at December 31, 2020 was $30,437 and March 31, 2021 was $33,716. Maturity of the note is March 31, 2026.

On March 10, 2021 William R. Hambrecht loaned Ironstone Group, Inc. $300,000 at 6% interest rate with a March 11, 2026 maturity.

5. NOTE PAYABLE

On March 31, 2012, the Company received $1,000,000 from a third party and issued a related promissory note. The note carries an 8% interest rate, per annum, and has a maturity date of March 31, 2017. Interest accrues on the balance and converts to separate notes payable on a quarterly basis. The total amounts due under this agreement, including the notes related to accrued interest, are due in full at the end of the term. The note is secured by all of the assets of the Company through an accompanying security agreement. If the Company defaults on the note or security agreement, interest would accrue at 10% per annum. The company was unable to meet its payment obligation by the prescribed deadline, therefore the interest rate stepped up to 10% and interest has been accrued using at the stepped up rate starting April 1, 2017. The gross amounts payable under the agreement as of March 31, 2021 and December 31, 2014 were $2,161,881 and $1,910,916 respectively.

Furthermore, the Company has a note payable agreement with a related party, William R. Hambrecht. This note carries a 7.75% interest rate per annum and had a maturity date of December 31, 2015. The note payable carried a principal balance of $182,000 as of March 31, 2021 and December 31, 2020 with additional accrued interest of $112,333 and $108,855 respectively. The loan maturity has been extended to December 31, 2025.

A loan was made to Ironstone Group by William R. Hambrecht resulting from William R. Hambrecht paying the interest on the Bank Letter of Credit. The loan from William R. Hambrecht interest rate is 7.75%. The loan balances at March 31, 2021 and December 31, 2020 were $142,313 and $135,625 respectively. Accrued interest at March 31, 2021 was $33,716 and December 31, 2020 was $30,437. Maturity of the note is March 31, 2026.

On March 10, 2021 William R. Hambrecht loaned Ironstone Group, Inc. $300,000 at 6.0% interest rate with a March 11, 2026 maturity. Interest payable at March 31, 2021 was $1,085.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

The scheduled maturities of notes and LOC payable outstanding as of March 31, 2021 are as follows:

	2025	2026	pending	Total

Notes payable	$-	$-	$2,161,881	$2,161,881

Letter of Credit	-	-	350,000	350,000

Notes payable - related party	182,000	442,313	-	624,313

Total	$182,000	$442,313	$2,511,881	$3,136,194

6. LINE OF CREDIT ARRANGEMENT

The Company has a line of credit arrangement with First Republic Bank (the “lender”) with a borrowing limit of $350,000 with interest based upon the lender’s prime rate plus 4.5% and is payable monthly. At March 31, 2020 and December 31, 2020, interest was being paid at a rate of 7.75%. The line is guaranteed by both William R. Hambrecht, Director and Chief Executive Officer, and Robert H. Hambrecht, Director. The line of credit is due on demand and is secured by all of the Company’s business assets. As of March 31, 2021 and December 31, 2020, the outstanding balance under the line was $350,000. The total recorded interest expense on this note for the quarter ended March 31, 2021 and quarter ended December 31, 2020 was $6,688 and $6,637 respectively, and paid by William R. Hambrecht. The line of credit is still pending renewal.

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

Treasury Stock

On September 15, 2003, the Board of Directors authorized the Company to purchase 745,536 shares of Company common stock at $0.70 per share for an aggregate purchase price of $521,875. The repurchase represented 50.11% of the issued and outstanding shares of the Company. During the year ended December 31, 2008, the Company paid $699 for fractional Treasury shares. As of March 31, 2021 and December 31, 2020, the treasury shares are held by the Company.

Preferred Stock

The Company is authorized to issue up to five million shares of preferred stock without further shareholder approval; the rights, preferences and privileges of which would be determined at the time of issuance. No shares have been issued as of March 31, 2021 and December 31, 2020.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

Stock-Based Compensation

For the quarters ended March 31, 2021 and March 31, 2020, the Company recorded no stock-based compensation expense as all options granted expired prior to these reporting periods.

Stock Option Plans

The Company is currently revising its existing Equity Incentive Plan. As of March 31, 2021, 187,296 shares were available for grant under the Plan. The plan provides for incentive stock options to be granted at times and prices determined by the Company’s Board of Directors. The stock options are to be granted to directors, officers and employees of the Company, as well as certain consultants and other persons providing services to the Company.

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

	Quarters Ended
	March 31, 2021	March 31, 2020

Numerator:
Net Loss	$(79,398)	$(69,155)
Denominator:
Weighted average shares outstanding - basic	2,191,689	2,191,689
Effect of dilutive potential shares	-	-
Shares outstanding - diluted	2,191,689	2,191,689
Net loss per share - basic	$(0.04)	$(0.03)
Net loss per share - diluted	$(0.04)	$(0.03)

8. MANAGEMENT’S PLANS

As reflected in the accompanying financial statements, the Company has net losses and has a negative cash flow from operations. The attainment of profitable operations is dependent upon future events, including liquidity events in privately held investments in excess of purchase price, and or the profitable sale of publicly traded investments. If necessary, to provide liquidity, the Company may seek to sell additional equity securities, or convert existing privately held debt to equity, providing the debt holders are agreeable to the terms and share conversion price. The Company cannot make assurances that it will be able to complete any financing, liquidity, or debt conversion transaction, that such financing, liquidity, or debt conversion transaction will be adequate for the Company’s needs, or that a financing, liquidity or debt conversion transaction will be completed in a timely manner. Furthermore, the Company may seek to sell its marketable securities to meet its operating needs. However, the fair value of these marketable securities fluctuates and may not be adequate for the Company’s needs. The Company has extended its line of credit payment terms with the lender with similar terms to the recently expired line of credit.

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

As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policies and estimates during the three ended March 31, 2021 compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as filed with the SEC. Additional information about these critical accounting policies may be found in the "Management's Discussion & Analysis of Financial Condition and Results of Operations" section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

RESULTS OF OPERATIONS

Three months ended March 31, 2021 and March 31, 2020

Operating expenses for three months ended March 31, 2021 totaled $9,918, an increase of $4,034 or 68.6% as compared to the three months ended March 31, 2020. The increase was primarily due to an increase in professional fees of $2,374, and state taxes of $1,699. Other expenses for the three months ended March 31, 2021 totaled $69,480, an increase of $6,209 or 9.8% as compared to $63,271 for the three months ended March 31, 2020. This increase was due to higher interest expense accruals.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $10,748 and $23,708 for the quarters ended March 31, 2021 and 2020, respectively. The Company has a line of credit arrangement with First Republic Bank with a borrowing limit of $350,000 with interest based upon the lender’s prime rate plus 4.5%. Interest is currently payable monthly at 7.75%. The line is guaranteed by William R. Hambrecht, Chief Executive Officer, Director. The line of credit is due on demand and is secured by all of the Company’s business assets. At March 31, 2021 the outstanding balance under the line was $350,000.

At March 31, 2021, the outstanding balance the Company borrowed from related party Mr. William R. Hambrecht was $324,313 with interest at 7.75% per annum and $300,000 at 6.0% per annum. As of March 31, 2021, the total notes payable to the third party was $2,161,881.

The Company may obtain additional equity or working capital through additional bank borrowings, debt conversion to common stock, and public or private sales of equity securities. The Company may also borrow additional funds from Mr. William R. Hambrecht. There can be no assurance, however, that such additional financing will be available on terms favorable to the Company, or at all.

While the Company explores new business opportunities, the primary capital resource of the Company relates to the 37,000 shares held of Arcimoto valued at $489,510 for both the three months ended March 31, 2021 and December 31, 2020. The 468,121 shares of non-marketable investment TangoMe, Inc. is also a primary capital resource. The investment in TangoMe, Inc. shares is valued at $2,574,666 for the three months ended March 31, 2021 and year ended December 31, 2020, respectively. Given that the investment in TangoMe, Inc. does not have a readily determinable fair value, the Company exerts significant judgment in estimating the fair value using various pricing models and the information available to the Company that it deems most relevant.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) as of March 31, 2021 in connection with the filing of this Annual Report on Form 10K. Based on that evaluation our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, in light of the material weakness described below, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the material weakness, our company’s financial statements in this Form 10Q fairly present in all material respects, the financial condition, results of operations and cash flows of our company as of and for the periods presented in accordance with generally accepted accounting principles in the United States.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting for the three-months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2021. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our evaluation, management concluded that, as of March 31, 2021, our internal control over financial reporting was not effective based on those criteria, because of the existence of the following material weaknesses:

1)	The Company does not have an independent Audit Committee, however the Company is considering forming one.

2)	Our limited number of employees which is a structural issue, results in the Company’s inability to have a sufficient segregation of duties within its accounting and financial reporting activities.

These absences constitute material weaknesses in the Company’s corporate governance structure.

This quarterly report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting because the Company is a smaller reporting company.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The Company’s main assets are investments in non-marketable securities of TangoMe Inc., and Buoy Health, Inc., and marketable securities of Arcimoto Inc. There can be no assurance that a market will continue to exist for these investments.

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

IRONSTONE GROUP, INC. a Delaware corporation

Date: June 17, 2021
	By:	/s/ William R. Hambrecht
William R. Hambrecht
Chief Executive Officer