Form 10-Q/A
period 2021-03-31
IRONSTONE GROUP INC
filed 2021-06-28
CIK 723269

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q Amended

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐   Non- accelerated filer ☐   Smaller reporting company ☒   Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of June 24, 2021 2,191,689 shares of Common Stock, $0.01 par value, were outstanding.

EXPLANATORY NOTE

The previous Company 10Q as of March 31, 2021 did not account for the two for one stock split within its common stock holdings in Arcimoto. The previous filing reported common stock holdings as 37,000 shares. Applying the two for one stock split results in 74,000 shares being held, which has been confirmed by the stock transfer agent of Arcimoto. All financial reports, schedules and notes have been updated to reflect the accurate number of Arcimoto shares held.

PART II – OTHER INFORMATION

Exhibit Index

PART I. FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2021	December 31, 2020

ASSETS:
Cash	$117,077	$(39)
Investments:
Marketable securities	1,034,868	1,034,868
Non-marketable securities	2,753,489	2,574,665

Total assets	$3,905,433	$3,609,494

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accrued expenses	$159,903	$151,121
Line of credit borrowings	350,000	350,000
Note payable	2,161,881	2,109,857
Note payable - related party	624,313	317,625
Interest payable - related party	147,134	139,292

Total liabilities	3,443,232	3,067,895

Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value, 25,000,000 shares authorized, of which 2,937,225 shares are issued and outstanding as of March 31, 2021 and December 31, 2020	29,372	29,372
Additional paid-in capital	21,839,083	21,839,083
Accumulated deficit	(22,567,212)	(23,204,026)
Accumulated other comprehensive Income	1,683,532	2,399,744
	984,775	1,064,173
Less: Treasury Stock, 745,536 shares, at cost	(522,574)	(522,574)

Total stockholders' equity	462,201	541,599

Total liabilities and stockholders' equity	$3,905,433	$3,609,494

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended
	March 31,
	2021	2020

Operating expenses:
Professional fees	$2,608	$234
State and local taxes	7,349	5,650
General and administrative expenses	(39)	-
Total operating expenses	9,918	5,884

Loss from operations	(9,918)	(5,884)

Other expense:
Interest expense	(61,637)	(57,255)
Interest expense to related party	(7,843)	(6,016)

Net loss	$(79,398)	$(69,155)

COMPREHENSIVE LOSS, NET OF TAX:
Net loss	$(79,398)	$(69,155)
Unrealized holding gain (loss) arising during the period	-	(34,040)

Comprehensive loss	$(79,398)	$(103,195)

Basic and diluted loss per share
Net loss per share	$(0.04)	$(0.03)
Shares outstanding	2,191,689	2,191,689

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(79,398)	$(69,155)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	5,858	5,884
Interest payable	54,949	50,567
Interest payable - related party	7,842	6,016
Net cash used in operating activities	(10,749)	(6,688)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	306,688	6,688
Net cash provided by financing activities	306,688	6,688

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in non-marketable securities	(178,824)	-
Net cash provided (used) by financing activities	(178,824)	-

Net increase in cash	117,115	0

Cash at beginning of period	(39)	(39)

Cash at end of period	$117,076	$(39)

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-

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

Going Concern

These financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Ironstone Group has incurred losses and negative cash flows from operations over the last ten years. The Company has operated in the past principally with the assistance of loans from private institutions and related party individuals. The on-going accrual of unpaid interest on external and related party debt, excluding the LOC, continues to increase the financial risk to the Company as a going concern. Conversion of a material portion of the outstanding debt to equity will help alleviate such financial pressure. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The following tables provide information about the Company’s financial instruments measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 by the fair value hierarchy:

				Balance as of
				March 31,
	Level 1	Level 2	Level 3	2021
Investments:
Publicly traded common stock	$979,020	$-	$-	$979,020
Publicly traded options	$55,848
Private company common stock	-	-	178,824	178,824
Private company preferred stock	-	-	2,574,665	2,574,665
Total	$1,034,868	$-	$2,753,489	$3,788,357

				Balance as of
				December 31,
	Level 1	Level 2	Level 3	2020
Investments:
Publicly traded common stock	$979,020	$-	$-	$979,020
Publicly traded options	$55,848
Private company common stock	-	-		-
Private company preferred stock	-	-	2,574,665	2,574,665
Total	$1,034,868	$-	$2,574,665	$3,609,533

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

Three Months Ended
March 31, 2021
Balance as of December 31, 2020	$2,574,665
Unrealized gain on investments	-
Balance as of March 31, 2021	$2,574,665

Three Months Ended
March 31, 2020
Balance as of December 31, 2019	$2,574,665
Unrealized gain on investments	-
Purchase of investment	178,824
Balance as of March 31, 2020	$2,574,665

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

The A-1 preferred stock was converted to common stock during 2017 prior to Arcimoto filing for its initial public offering. During 2017, prior to the initial public offering, there was a two for one stock split, increasing the shares held to 74,000. On October 2, 2015 the Ironstone Group, Inc. was granted 2,500 Arcimoto options, strike price $4.121 per share, expiration October 2, 2025. Following the two for one stock split, the options held increased to 5,000 with a $2.0605 strike price per share. On September 17, 2017, Arcimoto listed on Nasdaq. The closing price on December 31, 2020 was $13.23 per share, resulting in a stock holdings valuation of $979,020 and in-the-money options valuation of $55,848. On March 31, 2021 the closing price was also $13.23 per share, maintaining the stock holding valuation of $979,020 and options in-the-money valuation of $55,848, resulting in no gain or loss for the quarter ended March 31, 2021.

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

	Quarters Ended
	March 31, 2021	March 31, 2020

Numerator:
Net Loss	$(79,398)	$(103,195)
Denominator:
Weighted average shares outstanding - basic	2,191,689	2,191,689
Effect of dilutive potential shares	-	-
Shares outstanding - diluted	2,191,689	2,191,689
Net loss per share - basic	$(0.04)	$(0.05)
Net loss per share - diluted	$(0.04)	$(0.05)

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $10,748 and $6,688 for the quarters ended March 31, 2021 and 2020, respectively. The Company has a line of credit arrangement with First Republic Bank with a borrowing limit of $350,000 with interest based upon the lender’s prime rate plus 4.5%. Interest is currently payable monthly at 7.75%. The line is guaranteed by William R. Hambrecht, Chief Executive Officer, Director. The line of credit is due on demand and is secured by all of the Company’s business assets. At March 31, 2021 the outstanding balance under the line was $350,000.

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

While the Company explores new business opportunities, the primary capital resource of the Company relates to the 74,000 shares held of Arcimoto valued at $979,020 for both the three months ended March 31, 2021 and December 31, 2020. The 468,121 shares of non-marketable investment TangoMe, Inc. is also a primary capital resource. The investment in TangoMe, Inc. shares is valued at $2,574,666 for the three months ended March 31, 2021 and year ended December 31, 2020, respectively. Given that the investment in TangoMe, Inc. does not have a readily determinable fair value, the Company exerts significant judgment in estimating the fair value using various pricing models and the information available to the Company that it deems most relevant.

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

IRONSTONE GROUP, INC.
a Delaware corporation

Date: June 28, 2021
	By:	/s/ William R. Hambrecht
William R. Hambrecht
Chief Executive Officer