Form 10-Q
period 2021-06-30
IRONSTONE GROUP INC
filed 2021-08-20
CIK 723269

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED June 30, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-12346

IRONSTONE GROUP, INC.

(Name of Registrant as specified in its charter)

Delaware	95-2829956
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

909 Montgomery Street, San Francisco, California 94133

(Address of principal executive offices, including zip code)

(415) 551-8600

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.01 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐  No☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of August 18, 2021 2,191,689 shares of Common Stock, $0.01 par value, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2021	December 31, 2020

ASSETS:
Cash	$97,496	$(39)
Investments:
Marketable securities	1,347,708	1,034,868
Non-marketable securities	2,753,489	2,574,665

Total assets	$4,198,692	$3,609,494

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accrued expenses	$162,040	$151,121
Line of credit borrowings	350,000	350,000
Note payable	2,216,372	2,109,857
Note payable - related party	624,313	317,625
Interest payable - related party	158,567	139,292

Total liabilities	3,511,292	3,067,895

Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value, 25,000,000 shares authorized, of which 2,937,225 shares are issued and outstanding as of March 31, 2021 and December 31, 2020	29,372	29,372
Additional paid-in capital	21,839,083	21,839,083
Additional paid-in capital - stock options	42,600	-
Accumulated deficit	(22,567,212)	(23,204,026)
Accumulated other comprehensive Income	1,866,130	2,399,744
	1,209,974	1,064,173
Less: Treasury Stock, 745,536 shares, at cost	(522,574)	(522,574)

Total stockholders' equity	687,400	541,599

Total liabilities and stockholders' equity	$4,198,692	$3,609,494

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE PROFIT
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Operating expenses:
Compensation - stock options	$42,600	$-	$42,600	$-
Professional fees	8,729	0	11,337	234
State and local taxes	3,250	3,250	10,599	8,900
General and administrative expenses	0	-	(39)	-
Total operating expenses	54,579	3,250	64,497	9,134

Loss from operations	(54,579)	(3,250)	(64,497)	(9,134)

Other expense:
Interest expense	(64,231)	(58,517)	(125,868)	(115,773)
Interest expense to related party	(11,433)	(6,264)	(19,275)	(12,280)

Net operating loss	$(130,242)	$(68,031)	$(209,640)	$(137,186)

COMPREHENSIVE PROFIT, NET OF TAX:
Net operating loss	$(130,242)	$(68,031)	$(209,640)	$(137,186)
Unrealized holding gain (loss) arising during the period	312,840	324,878	312,840	290,838

Comprehensive profit	$182,598	$256,847	$103,200	$153,651

Basic gain (loss) per share
Net operating loss per share	$(0.06)	$(0.03)	$(0.10)	$(0.06)
Net comprehensive profit per share	$0.08	$0.12	$0.05	$0.07
Shares outstanding	2,191,689	2,191,689	2,191,689	2,191,689

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net lncome	$103,200	$153,651
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	5,071	9,134
Interest payable	112,365	102,322
Interest payable - related party	19,275	12,280
Net cash used in operating activities	239,911	277,386

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	306,688	13,451
Paid in capital stock options	42,600	-
Net cash provided by financing activities	349,288	13,451

CASH FLOWS FROM INVESTING ACTIVITIES:
Marketable securities mark to market	(312,840)	(290,838)
Investment in non-marketable securities	(178,824)	-
Net cash provided (used) by financing activities	(491,664)	(290,838)

Net increase in cash	97,536	-

Cash at beginning of period	(39)	(39)

Cash at end of period	$97,497	$(39)

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$6,814	$-
Cash paid during the period for state franchise taxes	$6,499	$-

Supplemental noncash investing and financing activities:
Officer and director common stock options issued	$42,600	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities

Ironstone Group, Inc. and subsidiaries purchases business interests where the Company has a relationship and influence; examples include being a current or prior board of director member, providing seed level capital, and serving in an advisory capacity. Currently Ironstone Group, Inc. is seeking appropriate business combination opportunities. Ironstone Group, Inc, (“Ironstone” or the “Company”) a Delaware corporation, was incorporated in 1972.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Ironstone Group, Inc. and its subsidiaries, AcadiEnergy, Inc., Belt Perry Associates, Inc., DeMoss Corporation, and TaxNet, Inc. (collectively the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2021 and December 31, 2020, the results of its operations for the three month periods ended June 30, 2021 and June 30, 2020 and six months ending June 30, 2021 and June 30, 2020 and its cash flows for the six month periods ended June 30, 2021 and June 30, 2020. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year. The condensed consolidated financial statements presented herein have been prepared by management, without audit by independent auditors who do not express an opinion thereon and does not include all disclosures required for annual periods. The last audited annual report on Form 10-K was for the fiscal year ended December 31, 2014.

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

Marketable and Non-Marketable Securities

Marketable and non-marketable securities have been classified by management as available for sale in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320, marketable securities are recorded at fair value and any unrealized gains and losses are excluded from earnings and reported as a separate component of stockholders’ equity until realized. The fair value of the Company’s marketable securities and investments at June 30, 2021 and December 31, 2020 are based on quoted market prices. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. For marketable securities for which there is an other-than-temporary impairment, an impairment loss is recognized as a realized loss, and related adjustments are not made for recovery in value. The Company has not realized any such impairment losses to date.

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

Income Taxes

The Company and its wholly owned subsidiaries file a consolidated federal income tax return. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred income taxes. Deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Deferred income taxes are also recognized for net operating loss carryforwards that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2021 and December 31, 2020, a full valuation allowance has been recorded to offset loss carryforwards as, in management’s opinion, there is uncertainty as to whether or not the Company will be able to generate taxable income in the future.

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

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, local, and foreign jurisdictions, where applicable. As of June 30, 2021, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2017 forward for Federal and 2016 forward for California (with limited exceptions).

Stock-Based Compensation

Ironstone recognizes the fair value of stock options granted on a straight-line basis over the requisite service period of the option grant, which is the standard vesting term of three years. The full impact of stock-based compensation in the future is dependent upon, among other things, the total number of stock options granted, the fair value of the stock options at the time of grant and the tax benefit that Ironstone may or may not receive from stock-based expenses. Additionally, stock-based compensation requires the use of an option-pricing model to determine the fair value of stock option awards. This determination of fair value is affected by Ironstone’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include but are not limited to Ironstone’s expected stock price volatility over the term of the awards.

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

The following tables provide information about the Company’s financial instruments measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 by the fair value hierarchy:

				Balance as of
				June 30,
	Level 1	Level 2	Level 3	2021
Investments:
Publicly traded common stock	$1,272,060	$-	$-	$1,272,060
Publicly traded options	75,648			75,648
Private company common stock	-	-	178,824	178,824
Private company preferred stock	-	-	2,574,665	2,574,665
Total	$1,347,708	$-	$2,753,489	$4,101,197

				Balance as of
				December 31,
	Level 1	Level 2	Level 3	2020
Investments:
Publicly traded common stock	$979,020	$-	$-	$979,020
Publicly traded options	$55,848			55,848
Private company common stock	-	-		-
Private company preferred stock	-	-	2,574,665	2,574,665
Total	$1,034,868	$-	$2,574,665	$3,609,533

The following tables presents the Company’s investments measured at fair value using significant unobservable inputs (Level 3), including the valuation technique and unobservable inputs used to measure the fair value of those financial instruments:

	Fair Value as of
	June 30, 2021	Valuation Technique	Unobservable Inputs

Private Company Common Stock	$178,824	Purchase price 3-10-2021	Acquisition cost
Private Company Preferred Stock	$2,574,665	valuation average range $1.0bn to $1.5bn	Big data technology "MESE" system, and SPAC inqueries

	Fair Value as of
	December 31, 2020	Valuation Technique	Unobservable Inputs

Private Company Preferred Stock	$2,574,665	valuation average range $1.0bn to $1.5bn	Big data technology "MESE" system, and SPAC inqueries

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

2. FAIR VALUE MEASUREMENTS (concluded)

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for six months ended June 30, 2021 and 2020. Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, unrealized gains or (losses) during the period for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value during the period that were attributable to both observable and unobservable inputs.

Six Months Ended
June 30, 2021
Balance as of December 31, 2020	$2,574,665
Unrealized gain on investments	-
Purchase of investment	178,824
Balance as of June 30, 2021	$2,753,489

Six Months Ended
June 30, 2020
Balance as of December 31, 2019	$2,574,665
Unrealized gain on investments	-
Purchase of investment	-
Balance as of June 30, 2020	$2,574,665

3. INVESTMENTS

TangoMe, Inc.

On March 30, 2012, the Company purchased 468,121 shares of Series A Preferred stock from related party William R. Hambrecht at $2.14 per share, resulting in a total investment of $1,000,000. For the year ended December 31, 2020 there was no valuation gain or loss for TangoMe, Inc., remaining at a valuation of $2,574,666. There was no change in value as of June 30, 2021, with the valuation remaining at $2,574,666. The investment fair value is based on using an average company valuation for TangoMe Inc. as determined by the “MESE” big data analysis system and SPAC inquiries for TangoMe, Inc. These are the primary significant unobservable input used in the fair value measurement of the Company’s investment.

Arcimoto, Inc.

During fiscal year 2014 the Company purchased 37,000 shares of Arcimoto, Inc. series A-1 preferred stock for $100,011.

The A-1 preferred stock was converted to common stock during 2017 prior to Arcimoto filing for its initial public offering. During 2017, prior to the initial public offering, there was a two for one stock split, increasing the shares held to 74,000. On October 2, 2015 the Ironstone Group, Inc. was granted 2,500 Arcimoto options, strike price $4.121 per share, expiration October 2, 2025. Following the two for one stock split, the options held increased to 5,000 with a $2.0605 strike price per share. On September 17, 2017, Arcimoto listed on Nasdaq. The closing price on December 31, 2020 $13.23 per share, resulting in a stock holdings valuation of $979,020 and in-the-money options valuation of $55,848. On June 30, 2021 the closing price was $17.19 per share, resulting in a common stock valuation of $1,272,060 resulting in a gain of $293,040, and options in-the-money valuation of $75,648, resulting in a gain of $19,801 for the quarter ended June 30, 2021.

Buoy Health, Inc.

On March 17, 2021 the Company purchased 11,233 common shares of the private company Buoy Health, Inc. at $15.92 per share. The total value of the investment was $178,824 at June 30, 2021.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

4. RELATED PARTY TRANSACTIONS

On December 31, 2014 the Company combined all the various notes payable, which were issued at various times to Mr. William R. Hambrecht, to one note for $182,000 at 7.75% interest. The note payable carried a principal balance of $182,000 as of June 30, 2021 and December 31, 2020 with additional accrued interest of $115,850 and $108,855 respectively. The loan maturity has been extended to December 31, 2025.

A loan was made to Ironstone Group by William R. Hambrecht resulting from William R. Hambrecht paying the interest on the Bank Letter of Credit from the time period January 2016 through March 2021. The loan from William R. Hambrecht interest rate is 7.75%. The loan balances at June 30, 2021 and December 31, 2020 were $142,313 and $135,625 respectively. Accrued interest at June 30, 2021 was $37,139 and December 31, 2020 was $30,437. Maturity of the note is March 31, 2026.

On March 10, 2021 William R. Hambrecht loaned Ironstone Group, Inc. $300,000 at 6.0% interest rate with a March 11, 2026 maturity. Interest payable at June 30, 2021 was $5,578.

5. NOTE PAYABLE

On March 31, 2012, the Company received $1,000,000 from a third party and issued a related promissory note. The note carries an 8% interest rate, per annum, and has a maturity date of March 31, 2017. Interest accrues on the balance and converts to separate notes payable on a quarterly basis. The total amounts due under this agreement, including the notes related to accrued interest, are due in full at the end of the term. The note is secured by all of the assets of the Company through an accompanying security agreement. If the Company defaults on the note or security agreement, interest would accrue at 10% per annum. The company was unable to meet its payment obligation by the prescribed deadline, therefore the interest rate stepped up to 10% and interest has been accrued using at the stepped up rate starting April 1, 2017. The gross amounts payable under the agreement as of June 30, 2021 and December 31, 2020 were $2,216,372 and $2,109,857 respectively.

The scheduled maturities of notes and LOC payable outstanding as of June 30, 2021 are as follows:

	2025	2026	pending	Total

Notes payable	$-	$-	$2,216,372	$2,216,372

Letter of Credit	-	-	350,000	350,000

Notes payable - related party	182,000	442,313	-	624,313

Total	$182,000	$442,313	$2,566,372	$3,190,685

6. LINE OF CREDIT ARRANGEMENT

The Company has a line of credit arrangement with First Republic Bank (the “lender”) with a borrowing limit of $350,000 with interest based upon the lender’s prime rate plus 4.5% and is payable monthly. At June 30, 2020 and December 31, 2020, interest was being paid at a rate of 7.75%. The line is guaranteed by both William R. Hambrecht, Director and Chief Executive Officer, and Robert H. Hambrecht, Director. The line of credit is due on demand and is secured by all of the Company’s business assets. As of June 30, 2021 and December 31, 2020, the outstanding balance under the line was $350,000. The total recorded interest expense on this note for the quarter ended June 30, 2021 and quarter ended December 31, 2020 was $6,814 and $6,837 respectively. Interest from January 2016 through March 2021 was paid by William R. Hambrecht. The line of credit is pending renewal.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

7. STATE FRANCHISE TAXES PAYABLE

During the three months ended June 30, 2021 and 2020, the Company recognized $2,925 in interest penalties to the State of Delaware for franchise taxes in arrears for each period respectively. The Company owes Delaware franchise taxes in arrears totaling an estimated $68,250 through June 30, 2021. Total estimated interest penalties are $38,025 for June 30, 2021 and $35,100 for December 31, 2020.

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

Treasury Stock

On September 15, 2003, the Board of Directors authorized the Company to purchase 745,536 shares of Company common stock at $0.70 per share for an aggregate purchase price of $521,875. The repurchase represented 50.11% of the issued and outstanding shares of the Company. During the year ended December 31, 2008, the Company paid $699 for fractional Treasury shares. As of June 30, 2021 and December 31, 2020, the treasury shares are held by the Company.

Preferred Stock

The Company is authorized to issue up to five million shares of preferred stock without further shareholder approval; the rights, preferences and privileges of which would be determined at the time of issuance. No shares have been issued as of June 30, 2021 and December 31, 2020.

Stock Option Plans

On April 29, 2021 the Company is revised its existing Equity Incentive Plan. As of April 29, 2021, 175,000 options were granted under the Plan, with an exercise price of $1.99 per share, which is based on the weighted average price for the trailing six month average price and an illiquidity discount of 15%. The options vest straight line over three years and expire seven years following the grant date. The plan provides for incentive stock options to be granted at times and prices determined by the Company’s Board of Directors. The stock options are to be granted to directors, officers and employees of the Company, as well as certain consultants and other persons providing services to the Company.

Stock-Based Compensation

For the quarter ended June 30, 2021 the Company recorded stock options based compensation relating to the Equity Incentive Plan of $42,600.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

Operating Earnings (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income

(loss) for the period by the weighted average number of common and dilutive potential common shares outstanding during the period, if dilutive. Potentially dilutive common equivalent shares are composed of the incremental common shares issuable upon the exercise of stock options. The following is the computations of the basic and diluted net income per share and from operations and the dilutive common stock equivalents for the periods presented:

	Quarters Ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Numerator:
Net Operating Loss	$(130,242)	$(68,031)	$(209,640)	$(137,186)
Denominator:
Weighted average shares outstanding - basic	2,191,689	2,191,689	2,191,689	2,191,689
Effect of dilutive potential shares	175,000	-	175,000	-
Shares outstanding - diluted	2,366,689	2,191,689	2,366,689	2,191,689
Net loss per share - basic	$(0.06)	$(0.03)	$(0.10)	$(0.06)
Net loss per share - diluted	$(0.06)	$(0.03)	$(0.09)	$(0.06)

Comprehensive Earnings (Loss) Per Share

Comprehensive earnings include Operating earnings (loss) above, and securities and options investments held mark-to-market gains (loss).

	Quarters Ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Numerator:
Net Comprehensive Earnings	$182,598	$256,847	$103,200	$153,651
Denominator:
Weighted average shares outstanding - basic	2,191,689	2,191,689	2,191,689	2,191,689
Effect of dilutive potential shares	175,000	-	175,000	-
Shares outstanding - diluted	2,366,689	2,191,689	2,366,689	2,191,689
Net loss per share - basic	$0.08	$0.12	$0.05	$0.07
Net loss per share - diluted	$0.08	$0.12	$0.04	$0.07

9. MANAGEMENT’S PLANS

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

As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policies and estimates during the three ended June 30, 2021 compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as filed with the SEC. Additional information about these critical accounting policies may be found in the "Management's Discussion & Analysis of Financial Condition and Results of Operations" section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

RESULTS OF OPERATIONS

Three months ended June 30, 2021 and June 30, 2020

Operating expenses for three months ended June 30, 2021 totaled $54,579, an increase of $51,329 or 1,579.3% as compared to the three months ended June 30, 2020. The increase was due to $42,600 in compensation charges relating to the officers and directors stock options plan, and an increase in professional fees of $8,729. Other expenses for the three months ended June 30, 2021 totaled $75,663 an increase of $10,882 or 16.8% as compared to $64,781 for the three months ended June 30, 2020. This increase was due to higher interest expense accruals.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $239,911 and $277,386 for the six months ended June 30, 2021 and 2020, respectively. The Company has a line of credit arrangement with First Republic Bank with a borrowing limit of $350,000 with interest based upon the lender’s prime rate plus 4.5%. Interest is currently payable monthly at 7.75%. The line is guaranteed by William R. Hambrecht, Chief Executive Officer, Director. The line of credit is due on demand and is secured by all of the Company’s business assets. At March 31, 2021 the outstanding balance under the line was $350,000.

At June 30, 2021, the outstanding balance the Company borrowed from related party Mr. William R. Hambrecht was $324,313 with interest at 7.75% per annum and $300,000 at 6.0% per annum. As of March 31, 2021, the total notes payable to the third party was $2,216,372.

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

While the Company explores new business opportunities, the primary capital resource of the Company relates to the 74,000 shares held of Arcimoto valued at $1,272,060 and Arcimoto options that are $75,648 in the money for the three months ended June 30, 2021. The 468,121 shares of non-marketable investment TangoMe, Inc. is also a primary capital resource. The investment in TangoMe, Inc. shares is valued at $2,574,666 for the three months ended June 30, 2021. Given the investment in TangoMe, Inc. does not have a readily determinable fair value, the Company exerts significant judgment in estimating the fair value using various pricing models and the information available to the Company that it deems most relevant.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) as of June 30, 2021 in connection with the filing of this Annual Report on Form 10K. Based on that evaluation our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, in light of the material weakness described below, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the material weakness, our company’s financial statements in this Form 10Q fairly present in all material respects, the financial condition, results of operations and cash flows of our company as of and for the periods presented in accordance with generally accepted accounting principles in the United States.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting for the three-months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2021. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our evaluation, management concluded that, as of June 30, 2021, our internal control over financial reporting was not effective based on those criteria, because of the existence of the following material weaknesses:

1)	The Company does not have an independent Audit Committee; however the Company is exploring forming one.

2)	Our limited number of employees which is a structural issue, results in the Company’s inability to have a sufficient segregation of duties within its accounting and financial reporting activities.

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

101.INS Inline XBRL Instance

101.SCH Inline XBRL Taxonomy Extension Schema

101.CAL Inline XBRL Taxonomy Extension Calculation

101.DEF Inline XBRL Taxonomy Extension Definition

101.LAB Inline XBRL Taxonomy Extension Labels

101.PRE Inline XBRL Taxonomy Extension Presentation

104 Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

IRONSTONE GROUP, INC.
a Delaware corporation

Date: August 20, 2021
	By:	/s/ William R. Hambrecht
William R. Hambrecht
Chief Executive Officer