Form 10-Q
period 2021-09-30
IRONSTONE GROUP INC
filed 2021-11-08
CIK 723269

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED September 30, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-12346

IRONSTONE PROPERTIES, INC.

(Name of Registrant as specified in its charter)

Delaware	95-2829956
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Large accelerated filer ☐ Accelerated filer ☐ Non- accelerated filer ☐ Smaller reporting company ☒ Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of November 8, 2021 2,191,689 shares of Common Stock, $0.01 par value, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

IRONSTONE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2021	December 31, 2020

ASSETS:
Cash	$49,396	$(39)
Investments:
Marketable securities	892,668	1,034,868
Non-marketable securities	4,960,344	2,574,665

Total assets	$5,902,408	$3,609,494

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accrued expenses	$33,998	$151,121
Line of credit borrowings	350,000	350,000
Note payable	2,272,237	2,109,857
Note payable - related party	624,313	317,625
Interest payable - related party	170,216	139,292

Total liabilities	3,450,764	3,067,895

Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value, 25,000,000 shares authorized, of which 2,937,225 shares are issued and outstanding as of September 30, 2021 and December 31, 2020	29,372	29,372
Additional paid-in capital	21,839,083	21,839,083
Additional paid-in capital - stock options	104,809	-
Accumulated deficit	(22,476,131)	(23,204,026)
Accumulated other comprehensive Income	1,762,930	1,762,930
Net income	1,714,155	636,814
	2,974,218	1,064,173
Less: Treasury Stock, 745,536 shares, at cost	(522,574)	(522,574)

Total stockholders' equity	2,451,644	541,599

Total liabilities and stockholders' equity	$5,902,408	$3,609,494

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE PROFIT
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Operating expenses:
Compensation - stock options	$62,209	$-	$104,809	$-
Professional fees	12,094	-	23,430	234
General and administrative expenses	(4,277)	-	(4,316)	-
State and local taxes	2,358	3,250	12,957	12,150
Total operating expenses	72,384	3,250	136,880	12,384

Loss from operations	(72,384)	(3,250)	(136,880)	(12,384)

Other expense:
Interest expense	(56,829)	(60,359)	(182,697)	(176,132)
Interest expense to related party	(11,649)	(6,520)	(30,924)	(18,800)

Net operating loss	$(140,862)	$(70,130)	$(350,501)	$(207,316)

COMPREHENSIVE PROFIT, NET OF TAX:
Net operating loss	$(140,862)	$(70,130)	$(350,501)	$(207,316)
Unrealized holding gain (loss) arising during the period	1,751,816	99,540	2,064,656	390,378

Comprehensive profit	$1,610,954	$29,410	$1,714,155	$183,061

Basic gain (loss) per share
Net operating loss per share	$(0.06)	$(0.03)	$(0.16)	$(0.09)
Net comprehensive profit per share	$0.74	$0.01	$0.78	$0.08
Shares outstanding	2,191,689	2,191,689	2,191,689	2,191,689

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net lncome	$(350,501)	$(207,316)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(82,022)	12,384
Interest payable	127,280	155,844
Interest payable - related party	30,924	18,800
Net cash used in operating activities	(274,320)	(20,288)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	306,688	20,288
Paid in capital stock options	104,809	-
Prior period adjustment accrued expenses	91,081
Net cash provided by financing activities	502,578	20,288

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in non-marketable securities	(178,824)	-
Net cash used by investing activities	(178,824)	-

Net increase in cash	49,435	(0)

Cash at beginning of period	(39)	(39)
Cash at end of period	49,396	(39)

Cash at end of period	$49,396	$(39)

Cash paid during the period for interest	$13,629	$-
Cash paid during the period for state franchise taxes	$24,311	$-

Supplemental noncash investing and financing activities:
Officer and director common stock options issued	$104,809	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE PROPERTIES, INC. AND SUBSIDIARIES

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

Name Change

On September 30, 2021 as part of bringing Ironstone Group, Inc. back into good standing in the State of Delaware where the Company is incorporated, Ironstone Group, Inc. changed its name to Ironstone Properties, Inc. During the time which Ironstone Group, Inc. was in “Void status” in the State of Delaware, another entity assumed the same name with “LLC”. Rather than negotiate with the other entity to be able to continue using the name “Ironstone Group, Inc.” the Board of Directors elected to rename the Company Ironstone Properties, Inc. hence forth. As of September 30, 2021 Ironstone Properties, Inc is in good standing with the Secretary of State of Delaware. The Company will continue to trade under the ticker symbol “IRNS”. Existing shares of formerly Ironstone Group Inc., will be recognized as Ironstone Properties, Inc.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Ironstone Group, Inc. and its subsidiaries, AcadiEnergy, Inc., Belt Perry Associates, Inc., DeMoss Corporation, and TaxNet, Inc. (collectively the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2021 and December 31, 2020, the results of its operations for the three month periods ended September 30, 2021 and September 30, 2020 and nine months ending September 30, 2021 and September 30, 2020 and its cash flows for the nine month periods ended September 30, 2021 and September 30, 2020. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year. The condensed consolidated financial statements presented herein have been prepared by management, without audit by independent auditors who do not express an opinion thereon and does not include all disclosures required for annual periods. The last audited annual report on Form 10-K was for the fiscal year ended December 31, 2014.

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

IRONSTONE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Marketable and Non-Marketable Securities

Marketable and non-marketable securities have been classified by management as available for sale in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320, marketable securities are recorded at fair value and any unrealized gains and losses are excluded from earnings and reported as a separate component of stockholders’ equity until realized. The fair value of the Company’s marketable securities and investments at September 30, 2021 and December 31, 2020 are based on quoted market prices. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. For marketable securities for which there is an other-than-temporary impairment, an impairment loss is recognized as a realized loss, and related adjustments are not made for recovery in value. The Company has not realized any such impairment losses to date.

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

Income Taxes

The Company and its wholly owned subsidiaries file a consolidated federal income tax return. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred income taxes. Deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Deferred income taxes are also recognized for net operating loss carryforwards that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2021 and December 31, 2020, a full valuation allowance has been recorded to offset loss carryforwards as, in management’s opinion, there is uncertainty as to whether or not the Company will be able to generate taxable income in the future.

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

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, local, and foreign jurisdictions, where applicable. As of September 30, 2021, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2017 forward for Federal and 2016 forward for California (with limited exceptions).

IRONSTONE PROPERTIES, INC. AND SUBSIDIARIES

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

IRONSTONE PROPERTIES, INC. AND SUBSIDIARIES

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

The following tables provide information about the Company’s financial instruments measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 by the fair value hierarchy:

				Balance as of
				September 30,
	Level 1	Level 2	Level 3	2021
Investments:
Publicly traded common stock	$845,820	$-	$-	$845,820
Publicly traded options	46,848			46,848
Private company common stock	-	-	178,824	178,824
Private company preferred stock	-	-	4,781,520	4,781,520
Total	$892,668	$-	$4,960,344	$5,853,012

				Balance as of
				December 31,
	Level 1	Level 2	Level 3	2020
Investments:
Publicly traded common stock	$979,020	$-	$-	$979,020
Publicly traded options	$55,848			55,848
Private company common stock	-	-		-
Private company preferred stock	-	-	2,574,665	2,574,665
Total	$1,034,868	$-	$2,574,665	$3,609,533

IRONSTONE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

2. FAIR VALUE MEASUREMENTS (concluded)

The following tables presents the Company’s investments measured at fair value using significant unobservable inputs (Level 3), including the valuation technique and unobservable inputs used to measure the fair value of those financial instruments:

	Fair Value as of
	September 30, 2021	Valuation Technique	Unobservable Inputs

Private Company Common Stock	$178,824	Purchase price 3-10-2021	Acquisition cost
Private Company Preferred Stock	$4,781,521	Big data technology "MESE" valuation system	company valuation range $1.2bn to $5.0bn Best-fit $2.6bn company growth 131.9% SPAC inqueries

	Fair Value as of
	December 31, 2020	Valuation Technique	Unobservable Inputs

Private Company Preferred Stock	$2,574,665	Big data technology "MESE" valuation system	company valuation average range $1.0bn to $1.5bn SPAC inqueries

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for nine months ended September 30, 2021 and 2020. Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, unrealized gains or (losses) during the period for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value during the period that were attributable to both observable and unobservable inputs.

Nine Months Ended
September 30, 2021
Balance as of December 31, 2020	$2,574,665
Unrealized gain on investments	2,206,855
Purchase of investment	178,824
Balance as of September 30, 2021	$4,960,344

Nine Months Ended
September 30, 2020
Balance as of December 31, 2019	$2,574,665
Unrealized gain on investments	-
Purchase of investment	-
Balance as of September 30, 2020	$2,574,665

3. INVESTMENTS

TangoMe, Inc.

On March 30, 2012, the Company purchased 468,121 shares of Series A Preferred stock from related party William R. Hambrecht at $2.14 per share, resulting in a total investment of $1,000,000. For the year ended December 31, 2020 there was no valuation gain or loss for TangoMe, Inc., remaining at a valuation of $2,574,666. Updating the “MESE” valuation system with current available data from TangoMe, Inc., results in a “Best-fit” company valuation of $2.6bn, translating to a valuation of $4,781,521 as of September 30, 2021. This represents a gain of $2,206,856 for the three and nine months ended September 30, 2021. The investment fair value is based on using a Best-fit valuation for TangoMe Inc. as determined by the MESE big data analysis system and SPAC inquiries for TangoMe, Inc. These are the primary significant unobservable inputs used in the fair value measurement of the Company’s investment.

IRONSTONE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

3. INVESTMENTS (concluded)

Arcimoto, Inc.

During fiscal year 2014 the Company purchased 37,000 shares of Arcimoto, Inc. series A-1 preferred stock for $100,011. The A-1 preferred stock was converted to common stock during 2017 prior to Arcimoto filing for its initial public offering. During 2017, prior to the initial public offering, there was a two for one stock split, increasing the shares held to 74,000. On October 2, 2015 the Ironstone Group, Inc. was granted 2,500 Arcimoto options, strike price $4.121 per share, expiration October 2, 2025. Following the two for one stock split, the options held increased to 5,000 with a $2.0605 strike price per share. On September 17, 2017, Arcimoto listed on Nasdaq. The closing price on December 31, 2020 $13.23 per share, resulting in a stock holdings valuation of $979,020 and in-the-money options valuation of $55,848. On September 30, 2021 the closing price was $11.43 per share, a common stock valuation of $845,820 resulting in a loss for the quarter ended September 30, 2021 of $426,240, and options in-the-money valuation of $46,848, resulting in a loss of $28,800 for the quarter ended September 30, 2021.

Buoy Health, Inc.

On March 17, 2021 the Company purchased 11,233 common shares of the private company Buoy Health, Inc. at $15.92 per share. The total value of the investment was $178,824 at September 30, 2021.

4. RELATED PARTY TRANSACTIONS

On December 31, 2014 the Company combined all the various notes payable, which were issued at various times to Mr. William R. Hambrecht, to one note for $182,000 at 7.75% interest. The note payable carried a principal balance of $182,000 as of September 30, 2021 and December 31, 2020 with additional accrued interest of $119,405 and $108,855 respectively. The loan maturity has been extended to December 31, 2025.

A loan was made to Ironstone Properties, Inc. by William R. Hambrecht resulting from William R. Hambrecht paying the interest on the Bank Letter of Credit from the time period January 2016 through March 2021. The loan from William R. Hambrecht interest rate is 7.75%. The loan balances at September 30, 2021 and December 31, 2020 were $142,313 and $135,625 respectively. Accrued interest at September 30, 2021 was $40,668 and December 31, 2020 was $30,437. Maturity of the note is March 31, 2026.

On March 10, 2021 William R. Hambrecht loaned Ironstone Properties, Inc. $300,000 at 6.0% interest rate with a March 11, 2026 maturity. Interest payable at September 30, 2021 was $10,143.

5. NOTE PAYABLE

On March 31, 2012, the Company received $1,000,000 from a third party and issued a related promissory note. The note carries an 8% interest rate, per annum, and has a maturity date of March 31, 2017. Interest accrues on the balance and converts to separate notes payable on a quarterly basis. The total amounts due under this agreement, including the notes related to accrued interest, are due in full at the end of the term. The note is secured by all of the assets of the Company through an accompanying security agreement. If the Company defaults on the note or security agreement, interest would accrue at 10% per annum. The company was unable to meet its payment obligation by the prescribed deadline, therefore the interest rate stepped up to 10% and interest has been accrued using at the stepped up rate starting April 1, 2017. The gross amounts payable under the agreement as of September 30, 2021 and December 31, 2020 were $2,272,237 and $2,109,857 respectively.

IRONSTONE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

The scheduled maturities of notes and LOC payable outstanding as of September 30, 2021 are as follows:

	2025	2026	pending	Total

Notes payable	$-	$-	$2,272,237	$2,272,237

Letter of Credit	-	-	350,000	350,000

Notes payable - related party	182,000	442,313	-	624,313

Total	$182,000	$442,313	$2,622,237	$3,246,550

6. LINE OF CREDIT ARRANGEMENT

The Company has a line of credit arrangement with First Republic Bank (the “lender”) with a borrowing limit of $350,000 with interest based upon the lender’s prime rate plus 4.5% and is payable monthly. At September 30, 2020 and December 31, 2020, interest was being paid at a rate of 7.75%. The line is guaranteed by both William R. Hambrecht, Director and Chief Executive Officer, and Robert H. Hambrecht, Director. The line of credit is due on demand and is secured by all of the Company’s business assets. As of September 30, 2021 and December 31, 2020, the outstanding balance under the line was $350,000. The total recorded interest expense on this note for the quarter ended September 30, 2021 and quarter ended December 31, 2020 was $6,814 and $6,837 respectively. Interest from January 2016 through March 2021 was paid by William R. Hambrecht. The line of credit is pending renewal.

7. STATE FRANCHISE TAXES PAYABLE

During Q3, 2021 the Delaware Department of Corporations determined that Ironstone Group, Inc. became inoperative on March 1, 2017 falling into “Void” status. As a result, no Delaware State franchise tax or related penalties were due for the period March 2017 through March 2021. During the “Void” status period, another company incorporated in Delaware assumed the name Ironstone Group, LLC. As a result of this, Ironstone Group, Inc., renamed itself to Ironstone Properties, Inc., and is registered in Delaware. All Delaware State franchise taxes and related penalties from the period 2015 through March 2017 were paid. The Company filed a Certificate for Revival of Void with the State of Delaware and was accepted. The Company is currently in good standing in the State of Delaware.

During the period March 2017 and March 2021, the company recorded $58,504 of Delaware Franchise tax liabilities and related interest and penalties of $32,577. These items were reversed in a prior period adjustment to retained earnings as they applied to prior years.

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

IRONSTONE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

Treasury Stock

On September 15, 2003, the Board of Directors authorized the Company to purchase 745,536 shares of Company common stock at $0.70 per share for an aggregate purchase price of $521,875. The repurchase represented 50.11% of the issued and outstanding shares of the Company. During the year ended December 31, 2008, the Company paid $699 for fractional Treasury shares. As of September 30, 2021 and December 31, 2020, the treasury shares are held by the Company.

Preferred Stock

The Company is authorized to issue up to five million shares of preferred stock without further shareholder approval; the rights, preferences and privileges of which would be determined at the time of issuance. No shares have been issued as of September 30, 2021 and December 31, 2020.

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

Stock-Based Compensation

For the quarter ended September 30, 2021 the Company recorded stock options based compensation relating to the Equity Incentive Plan of $62,209.

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

	Quarters Ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Numerator:
Net Operating Loss	$(140,862)	$(70,130)	$(350,501)	$(207,316)
Denominator:
Weighted average shares outstanding - basic	2,191,689	2,191,689	2,191,689	2,191,689
Effect of dilutive potential shares	175,000	-	175,000	-
Shares outstanding - diluted	2,366,689	2,191,689	2,366,689	2,191,689
Net loss per share - basic	$(0.06)	$(0.03)	$(0.16)	$(0.09)
Net loss per share - diluted	$(0.06)	$(0.03)	$(0.15)	$(0.09)

IRONSTONE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

Comprehensive Earnings (Loss) Per Share

Comprehensive earnings include Operating earnings (loss) above, and securities and options investments held mark-to-market gains (loss).

	Quarters Ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Numerator:
Net Comprehensive Income	$1,610,954	$29,410	$1,714,155	$183,061
Denominator:
Weighted average shares outstanding - basic	2,191,689	2,191,689	2,191,689	2,191,689
Effect of dilutive potential shares	175,000	-	175,000	-
Shares outstanding - diluted	2,366,689	2,191,689	2,366,689	2,191,689
Net comprehensive income per share - basic	$0.74	$0.01	$0.78	$0.08
Net comprehensive income per share - diluted	$0.68	$0.01	$0.72	$0.08

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

IRONSTONE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policies and estimates during the three ended September 30, 2021 compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as filed with the SEC. Additional information about these critical accounting policies may be found in the "Management's Discussion & Analysis of Financial Condition and Results of Operations" section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2021 and September 30, 2020

Operating expenses for three months ended September 30, 2021 totaled $72,384. an increase of $69,134 as compared to the three months ended September 30, 2020. The increase was due to $62,209 in compensation charges relating to the officers and directors stock options plan, and an increase in professional fees of $12,094. Other expenses for the three months ended September 30, 2021 totaled $(1,919) a decrease of $5,169 as compared to $3,250 for the three months ended September 30, 2020. This decrease was due to one of the Companys’ vendors forgiving $4,277 in fees due as part of re-establishing the relationship.

Operating expenses for nine months ended September 30, 2021 totaled $133,660 an increase of $121,276 as compared to the nine months ended September 30, 2020. The increase was due to $104,809 in compensation charges relating to the officers and directors stock options plan, and an increase in professional fees of $20,210.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $274,321 and $20,288 for the nine months ended September 30, 2021 and 2020, respectively. The Company has a line of credit arrangement with First Republic Bank with a borrowing limit of $350,000 with interest based upon the lender’s prime rate plus 4.5%. Interest is currently payable monthly at 7.75%. The line is guaranteed by William R. Hambrecht, Chief Executive Officer, Director. The line of credit is due on demand and is secured by all of the Company’s business assets. At September 30, 2021 the outstanding balance under the line was $350,000.

At September 30, 2021, the outstanding balance the Company borrowed from related party Mr. William R. Hambrecht was $324,313 with interest at 7.75% per annum and $300,000 at 6.0% per annum. As of September 30, 2021, the total notes payable to the third party was $2,272,237.

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

IRONSTONE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) as of September 30, 2021 in connection with the filing of this Annual Report on Form 10K. Based on that evaluation our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, in light of the material weakness described below, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the material weakness, our company’s financial statements in this Form 10Q fairly present in all material respects, the financial condition, results of operations and cash flows of our company as of and for the periods presented in accordance with generally accepted accounting principles in the United States.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting for the three-months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

IRONSTONE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2021. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our evaluation, management concluded that, as of September 30, 2021, our internal control over financial reporting was not effective based on those criteria, because of the existence of the following material weaknesses:

1)	The Company does not have an independent Audit Committee; however the Company is exploring forming one.

2)	Our limited number of employees which is a structural issue, results in the Company’s inability to have a sufficient segregation of duties within its accounting and financial reporting activities.

3)	These absences constitute material weaknesses in the Company’s corporate governance structure.

4)

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

IRONSTONE PROPERTIES, INC.
a Delaware corporation

Date: November 8, 2021
	By:	/s/ William R. Hambrecht
William R. Hambrecht
Chief Executive Officer