Form 10-K
period 2021-12-31
IRONSTONE PROPERTIES, INC.
filed 2022-03-31
CIK 723269

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-12346

IRONSTONE PROPERTIES, INC.

(Name of Registrant as specified in its charter)

Delaware	95-2829956
(State or other jurisdiction of	(IRS Employer Identification No.)
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

The approximate aggregate market value of voting stock held by non-affiliates of the Registrant was $1,324,599 as of December 31, 2021 based on the closing bid price on December 31, 2021. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

As of March 25, 2022, 2,191,689 shares of Common Stock, $0.01 par value, were outstanding.

PART I

ITEM 1. BUSINESS

BACKGROUND

Ironstone Properties, Inc., (“Ironstone” or the “Company”) formerly named Ironstone Group, Inc. a Delaware corporation, was incorporated in 1972. Since 1986, a majority of Ironstone’s outstanding shares has been owned by Hambrecht & Quist Group, a San Francisco-based investment banking and venture capital firm, and its affiliates (collectively “H&Q”). In September 2003, Ironstone repurchased all of these shares. Such repurchased shares are currently being held as treasury stock. William R. Hambrecht, Director and Chief Executive Officer, owns approximately 32.5% of Ironstone’s outstanding voting shares as of December 31, 2021. During September 2021, Ironstone Group, Inc. changed its name to Ironstone Properties, Inc.

BUSINESS STRATEGY

Currently, the Company is reviewing options and new business opportunities. At December 31, 2021, the Company had $604,318 in marketable securities, $30,717 in cash, and $4,960,344 in non-marketable investments,

There can be no assurance that the Company will acquire businesses, form additional alliances, or expand its existing services. Failure to expand the scope of services provided by the Company may have an adverse effect on the Company’s results of operations.

EMPLOYEES

As of December 31, 2021, the Company had one part-time contract employee. The contract employee received $21,405 in cash compensation for the years ended December 31, 2021 and 2020, and are not subject to a collective bargaining agreement.

ITEM 1A. RISK FACTORS

The Company’s main assets are investments in non-marketable securities of TangoMe Inc., and Buoy Health, Inc., and marketable securities of Arcimoto Inc. There can be no assurance that a market will continue to exist for these investments.

The Company has been unable to contract a PCAOB auditor for an examination of the 2021 and 2020 financial statements and records. The Company continues to search for an auditor.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s principal executive offices are located at 909 Montgomery Street, San Francisco, California 94133, in office space leased by its WR Hambrecht+Co., LLC.

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

2020	High	Low

Quarter 1	$0.80	$0.25
Quarter 2	0.56	0.35
Quarter 3	0.65	0.35
Quarter 4	1.40	0.55

2021	High	Low

Quarter 1	$5.80	$1.40
Quarter 2	8.37	2.55
Quarter 3	8.37	5.76
Quarter 4	6.00	2.85

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

As of December 31, 2021, there were approximately 500 holders of record of the Company’s common stock. The Company has not paid cash dividends on its common stock since its inception and does not intend to pay cash dividends on its common stock in the foreseeable future.

On January 30, 2013 the Company granted 70,000 stock options to directors and officers of the Company. On August 20, 2013, the Company granted an additional 100,000 stock options to an employee of the Company. The option grants were intended as compensation for services provided to the Company. The options vested over four years and have a 10 year term. The exercise price of the stock options granted in January 2013 is $0.20 per share and for those granted in August 2013 is $1.20 per share. On April 29, 2021 the Company revised its existing Equity Incentive Plan. As of April 29, 2021, 175,000 options were granted under the Plan, with an exercise price of $1.99 per share, which is based on the weighted average price for the trailing six-month average price and an illiquidity discount of 15%. The options vest straight line over three years and expire seven years following the grant date. The plan provides for incentive stock options to be granted at times and prices determined by the Company’s Board of Directors. The stock options are to be granted to directors, officers and employees of the Company, as well as certain consultants and other persons providing services to the Company.

The stock options were issued in reliance on the exception from registration provided by Section 4(a) (2) of the Securities Act of 1933.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

Year ended December 31	2021	2020

Net revenues	$-	$-

Net loss	$(523,401)	$(301,658)

Unrealized gain	$1,776,306	$915,728

Comprehensive gain after income taxes	$934,599	$614,070

Cash	$30,717	$(39)

Marketable securities	$604,318	$1,034,868

Non-marketable securities	$4,960,344	$2,574,665

Total assets	$5,595,379	$3,609,494

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

Ironstone Property’s primary expenses are generated from maintaining regulatory reporting compliance, such as quarterly review and annual audit of the financial statements, seeking legal counsel when appropriate, and consulting fees.

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

RESULTS OF OPERATIONS

Years ended December 31, 2021 and December 31, 2020

Operating expenses for 2021 totaled $523,401, an increase of $221,743 or 74% as compared to 2020. The increase was primarily due to increases in professional fees of $33,571 and stock compensation expense of $167,018. Interest expense for fiscal year 2021 totaled $246,812, an increase of $9,046 or 4% as compared to fiscal year 2020, which is attributed to an increase in the Company's notes payable.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $90,459 and $0 for the years ended December 31, 2021 and 2020, respectively. The increase over fiscal year 2020 is attributed to restarting operations and an increase in cash used to pay accounts payable and accrued expenses. Net cash used in investing activities was $178,824 and $0 for the years ended December 31, 2021 and 2020, respectively. The increase is due to an investment made in non-marketable securities by the Company in fiscal year 2021. Net cash provided by financing activities was $300,000 and $0 for the years ended December 31, 2021 and 2020, respectively.

The Company has a line of credit arrangement with First Republic Bank with a borrowing limit of $350,000 with interest based upon the lender’s prime rate plus 4.5%. Interest is payable monthly at 7.75%. The line is guaranteed by William R. Hambrecht, Chief Executive Officer and Director. The line of credit is due on demand and is secured by all of the Company’s business assets. At December 31, 2021, the outstanding balance under the line was $348,843.

On December 31, 2014 the Company combined all the various notes payable, which were issued at various times to Mr. William R. Hambrecht, to one note for $182,000 at 7.75% interest. The note payable carried a principal balance of $182,000 as of December 31, 2021 and December 31, 2020 with additional accrued interest of $122,960 and $108,855 respectively. The loan maturity has been extended to December 31, 2025.

A loan was made to Ironstone Properties, Inc. by William R. Hambrecht resulting from William R. Hambrecht paying the interest on the Bank Letter of Credit from the time period January 2016 through March 2021. The loan from William R. Hambrecht interest rate is 7.75%. The loan balances at December 31, 2021 and December 31, 2020 were $142,313 and $135,625 respectively. Accrued interest at December 31, 2021 was $44,265 and December 31, 2020 was $30,437. Maturity of the note is March 31, 2026.

On March 10, 2021 William R. Hambrecht loaned Ironstone Properties, Inc. $300,000 at 6.0% interest rate with a March 11, 2026 maturity. Interest payable at December 31, 2021 was $14,680.

Additionally, the Company has a note payable due to an unrelated party of $1,292,666 as of December 31, 2021 and pay-in-kind interest of $1,036,844 as of December 31, 2021, for a total amount due of $2,329,510.

The Company may obtain additional equity or working capital through additional bank borrowings and public or private sales of equity securities and exercises of outstanding stock options. The Company may also borrow additional funds from Mr. William R. Hambrecht. There can be no assurance, however, that such additional financing will be available on terms favorable to the Company, or at all.

While the Company explores new business opportunities, the primary capital resource of the Company relates to the March 30, 2012 purchase of 468,121 shares of non-marketable investment TangoMe, Inc. The investment in TangoMe, Inc. shares is valued at $4,781,521 and $2,574,665 for the years ended December 31, 2021 and 2020, respectively, For the year ended December 31, 2021, the Company recorded an unrealized gain of $2,206,855 on the investment. Given that the investment in TangoMe, Inc. does not have a readily determinable fair value, the Company exerts significant judgment in estimating the fair value using various pricing models and the information available to the Company that it deems most relevant. The investment fair value is based on using a Best-fit valuation for TangoMe Inc. as determined by the MESE big data analysis system and SPAC inquiries for TangoMe, Inc. These are the primary significant unobservable inputs used in the fair value measurement of the Company’s investment.

During fiscal year 2014 the Company purchased 37,000 shares of Arcimoto, Inc. series A-1 preferred stock for $100,011. The A-1 preferred stock was converted to common stock during 2017 prior to Arcimoto filing for its initial public offering. During 2017, prior to the initial public offering, there was a two for one stock split, increasing the shares held to 74,000. On October 2, 2015 the Ironstone Group, Inc. was granted 2,500 Arcimoto options, strike price $4.121 per share, expiration October 2, 2025. Following the two for one stock split, the options held increased to 5,000 with a $2.0605 strike price per share. On September 17, 2017, Arcimoto listed on Nasdaq. The closing price on December 31, 2021 $13.23 per share, resulting in a stock holdings valuation of $575,720 and in-the-money options valuation of $28,598. On December 31, 2021 the closing price was $7.78 per share, a common stock valuation of $575,720 resulting in a loss for the quarter ended December 31, 2021 of $270,100, and options in-the-money valuation of $28,598, resulting in a loss of $18,250 for the quarter ended December 31, 2021.

Additionally, the Company purchased 11,233 common shares of the private company Buoy Health, Inc. on March 17, 2021 at $15.92 per share. The total value of the investment was $178,824 at December 31, 2021.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

IRONSTONE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	December 31, 2021	December 31, 2020

ASSETS:
Cash	$30,717	$(39)
Investments:
Marketable securities	604,318	1,034,868
Non-marketable securities	4,960,344	2,574,665

Total assets	$5,595,379	$3,609,494

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accrued expenses	$34,201	$151,121
Line of credit borrowings	348,843	350,000
Interest payable line of credit	1,259	-
Note payable	2,329,510	2,109,857
Note payable - related party	624,313	317,625
Interest payable - related party	181,906	139,291
Deferred income tax payable	318,306	-

Total liabilities	3,838,338	3,067,894

Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value, 25,000,000 shares authorized, of which 2,937,225 shares are issued and outstanding as of December 31, 2021 and December 31, 2020	29,372	29,372
Additional paid-in capital	21,839,083	21,839,083
Additional paid-in capital - stock options	212,506	22,744
Accumulated deficit	(22,498,875)	(23,204,025)
Accumulated other comprehensive Income	2,697,529	2,377,000
	2,279,615	1,064,174
Less: Treasury Stock, 745,536 shares, at cost	(522,574)	(522,574)

Total stockholders' equity	1,757,041	541,600

Total liabilities and stockholders' equity	$5,595,379	$3,609,494

The accompanying notes are an integral part of these consolidated financial statements

IRONSTONE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE PROFIT
(unaudited)

	Three Months Ended		Twelve Months Ended
	December 31,		December 31,
	2021	2020	2021	2020

Operating expenses:
Compensation - stock options	$84,953	$22,744	$189,762	$22,744
Professional fees	10,141	-	33,571	234
General and administrative expenses	2,930	-	(1,386)	-
State and local taxes	(930)	3,250	12,027	15,400
Total operating expenses	97,094	25,994	233,975	38,378

Loss from operations	(97,094)	(25,994)	(233,975)	(38,378)

Other expense:
Interest expense	(64,115)	(61,634)	(246,812)	(237,766)
Interest expense to related party	(11,690)	(6,713)	(42,614)	(25,513)

Net operating loss	$(172,900)	$(94,342)	$(523,401)	$(301,658)

COMPREHENSIVE PROFIT (LOSS), NET OF TAX:
Net operating loss	$(172,900)	$(94,342)	$(523,401)	$(301,658)
Unrealized holding gain (loss) arising during the period	(288,350)	525,350	1,776,306	915,728
Deferred income tax	(318,306)	-	(318,306)	-

Comprehensive profit (loss) after income taxes	$(779,556)	$431,008	$934,599	$614,070

Basic gain (loss) per share
Net operating loss per share	$(0.08)	$(0.04)	$(0.24)	$(0.14)
Net comprehensive profit per share	$(0.36)	$0.20	$0.43	$0.28
Shares outstanding	2,191,689	2,191,689	2,191,689	2,191,689

The accompanying notes are an integral part of these consolidated financial statements

IRONSTONE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

Years ended December 31, 2021 and 2020

(unaudited)

	Common		Additional	Accumulated	Treasury
	Stock		Paid-In	Comprehensive	Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total

Balances, January 1, 2020	2,937,225	$29,372	$21,839,083	(21,441,095)	(745,536)	$(522,574)	$(95,214)

Stock-based compensation			$22,744

Unrealized gain				$915,728

Net loss				$(301,658)

Balances, December 31, 2020	2,937,225	$29,372	$21,861,827	$(20,827,025)	(745,536)	$(522,574)	$541,600

Stock-based compensation			$189,762

Unrealized gain				$1,776,306

Prior period adjustment				$91,080
Deferred income taxes				$(318,306)

Net loss				$(523,401)

Balances, December 31, 2021	2,937,225	$29,372	$22,051,589	$(19,801,346)	(745,536)	$(522,574)	$1,757,041

The accompanying notes are an integral part of these consolidated financial statements

IRONSTONE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Twelve Months Ended
	December 31
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net lncome (loss)	$(523,401)	$(301,658)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(81,819)	15,634
Interest payable	185,812	210,641
Interest payable - related party	42,614	25,513
Net cash used in operating activities	(376,795)	(49,869)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	306,688	27,125
Principal payment of LOC	(1,157)	-
Paid in capital stock options	189,762	-
Prior period adjustment accrued expenses	91,081	-
Net cash provided by financing activities	586,375	27,125

CASH FLOWS FROM INVESTING ACTIVITIES:
Marketable securities mark to market		-
Investment in non-marketable securities	(178,824)	-
Net cash provided (used) by financing activities	(178,824)	-

Net increase (decrease) in cash	30,756	(22,744)

Cash at beginning of period	(39)	22,705

Cash at end of period	$30,717	$(39)

Cash paid during the period for interest	$20,369	$-
Cash paid during the period for state franchise taxes	$24,717	$-

Supplemental noncash investing and financing activities:
Officer and director common stock options issued	$189,762	$-
Deferred income taxes payable	$318,306	$-

The accompanying notes are an integral part of these consolidated financial statements.

IRONSTONE PROPERTIES, INC. AND SUBSIDIARIES

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

Marketable and Non-Marketable Securities

Marketable and non-marketable securities have been classified by management as available for sale in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320. Marketable securities are recorded at fair value and any unrealized gains and losses are excluded from earnings and reported as a separate component of shareholders’ equity until realized. The fair value of the Company’s marketable securities and investments at December 31, 2021 is based on quoted market prices. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. For marketable securities for which there is an other-than-temporary impairment, an impairment loss is recognized as a realized loss, and related adjustments are not made for recovery in value.

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

IRONSTONE PROPERTIES, INC. AND SUBSIDIARIES

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

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, local, and foreign jurisdictions, where applicable. As of December 31, 2021, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2018 forward for Federal and 2017 forward for California (with limited exceptions).

During the year ended December 31, 2021, the Company recognized and paid $2,443 of interest and penalties related to state income and franchise taxes in its statement of operations.

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

IRONSTONE PROPERTIES, INC. AND SUBSIDIARIES

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

IRONSTONE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following tables provide information about the Company’s financial instruments measured at fair value on a recurring basis as of December 31 by the fair value hierarchy:

				Balance as of
				December 31,
	Level 1	Level 2	Level 3	2021
Investments:
Publicly traded common stock	$575,720	$-	$-	$575,720
Publicly traded options	28,598			28,598
Private company common stock	-	-	178,824	178,824
Private company preferred stock	-	-	4,781,520	4,781,520
Total	$604,318	$-	$4,960,344	$5,564,662

				Balance as of
				December 31,
	Level 1	Level 2	Level 3	2020
Investments:
Publicly traded common stock	$979,020	$-	$-	$979,020
Publicly traded options	$55,848			55,848
Private company common stock	-	-		-
Private company preferred stock	-	-	2,574,665	2,574,665
Total	$1,034,868	$-	$2,574,665	$3,609,533

IRONSTONE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables presents the Company’s investments measured at fair value using significant unobservable inputs (Level 3), including the valuation technique and unobservable inputs used to measure the fair value of those financial instruments:

	Fair Value as of
	December 31, 2021	Valuation Technique	Unobservable Inputs

Private Company Common Stock	$178,824	Purchase price 3-10-2021	Acquisition cost
Private Company Preferred Stock	$4,781,520	company valuation average range $1.2bn to $5.0bn, best fit $2.6bn	Big data technology "MESE" system, and SPAC inqueries

	Fair Value as of
	December 31, 2020	Valuation Technique	Unobservable Inputs

Private Company Preferred Stock	$2,574,665	comapnay valuation average range $1.0bn to $1.5bn	Big data technology "MESE" system, and SPAC inqueries

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for fiscal years 2021 and 2020. Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, unrealized gains or (losses) during the period for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value during the period that were attributable to both observable and unobservable inputs.

Twelve Months Ended
December 31, 2021
Balance as of December 31, 2020	$2,574,665
Unrealized gain on investments	2,206,855
Purchase of investment	178,824
Balance as of December 31, 2021	$4,960,344

Twelve Months Ended
12./31/2020
Balance as of December 31, 2019	$2,574,665
Unrealized gain on investments	-
Purchase of investment	-
Balance as of December 31, 2020	$2,574,665

IRONSTONE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. INVESTMENTS

TangoMe, Inc.

On March 30, 2012, the Company purchased 468,121 shares of Series A Preferred stock from related party William R. Hambrecht at $2.14 per share, resulting in a total investment of $1,000,000. For the year ended December 31, 2020 there was no valuation gain or loss for TangoMe, Inc., remaining at a valuation of $2,574,666. Updating the “MESE” valuation system with current available data from TangoMe, Inc., results in a “Best-fit” company valuation of $2.6bn, translating to a valuation of $4,781,521 as of December 31, 2021. This represents a gain of $2,206,856 for the twelve months ended December 31, 2021. The investment fair value is based on using a Best-fit valuation for TangoMe Inc. as determined by the MESE big data analysis system and SPAC inquiries for TangoMe, Inc. These are the primary significant unobservable inputs used in the fair value measurement of the Company’s investment.

Buoy Health, Inc.

On March 17, 2021 the Company purchased 11,233 common shares of the private company Buoy Health, Inc. at $15.92 per share. The total value of the investment was $178,824 at September 30, 2021.

Arcimoto, Inc.

During fiscal year 2014 the Company purchased 37,000 shares of Arcimoto, Inc. series A-1 preferred stock for $100,011. The A-1 preferred stock was converted to common stock during 2017 prior to Arcimoto filing for its initial public offering. During 2017, prior to the initial public offering, there was a two for one stock split, increasing the shares held to 74,000. On October 2, 2015 the Ironstone Group, Inc. was granted 2,500 Arcimoto options, strike price $4.121 per share, expiration October 2, 2025. Following the two for one stock split, the options held increased to 5,000 with a $2.0605 strike price per share. On September 17, 2017, Arcimoto listed on Nasdaq. The closing price on December 31, 2020 $13.23 per share, resulting in a stock holdings valuation of $979,020 and in-the-money options valuation of $55,848. On December 31, 2021 the closing price was $7.78 per share, a common stock valuation of $575,720 resulting in a loss for the quarter ended December 31, 2021 of $270,100, and options in-the-money valuation of $28,598, resulting in a loss of $18,250 for the quarter ended December 31, 2021.

4. RELATED PARTY TRANSACTIONS

On December 31, 2014 the Company combined all the various notes payable, which were issued at various times to Mr. William R. Hambrecht, to one note for $182,000 at 7.75% interest. The note payable carried a principal balance of $182,000 as of December 31, 2021 and December 31, 2020 with additional accrued interest of $122,960 and $108,855 respectively. The loan maturity has been extended to December 31, 2025.

A loan was made to Ironstone Properties, Inc. by William R. Hambrecht resulting from William R. Hambrecht paying the interest on the Bank Letter of Credit from the time period January 2016 through March 2021. The loan from William R. Hambrecht interest rate is 7.75%. The loan balances at September 30, 2021 and December 31, 2020 were $142,313 and $135,625 respectively. Accrued interest at December 31, 2021 was $44,265 and December 31, 2020 was $30,437. Maturity of the note is March 31, 2026.

On March 10, 2021 William R. Hambrecht loaned Ironstone Properties, Inc. $300,000 at 6.0% interest rate with a March 11, 2026 maturity. Interest payable at December 31, 2021 was $14,680.

IRONSTONE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. NOTE PAYABLE

On March 31, 2012, the Company received $1,000,000 from a third party and issued a related promissory note. The note carries an 8% interest rate, per annum, and has a maturity date of March 31, 2017. Interest accrues on the balance and converts to separate notes payable on a quarterly basis. The total amounts due under this agreement, including the notes related to accrued interest, are due in full at the end of the term. The note is secured by all of the assets of the Company through an accompanying security agreement. If the Company defaults on the note or security agreement, interest would accrue at 10% per annum. The company was unable to meet its payment obligation by the prescribed deadline, therefore the interest rate stepped up to 10% and interest has been accrued using at the stepped up rate starting April 1, 2017. The gross amounts payable under the agreement as of December 31, 2021 and December 31, 2020 were $2,329,510 and $2,109,857 respectively.

Furthermore, during the year the Company extended the maturity date with a related party, William R. Hambrecht. This note carries a 7.75% interest rate per annum and has a maturity date of December 31, 2025. The note payable carried a principal balance of $182,000 as of December 31, 2021 and 2020 with additional accrued interest of $122,960 and $108,855 respectively.

The scheduled maturities of notes payable outstanding as of December 31, 2021 are as follows:

	2025	2026	pending	Total

Notes payable	$-	$-	$2,329,510	$2,329,510

Letter of Credit	-	-	348,843	348,843

Notes payable - related party	182,000	442,313	-	624,313

Total	$182,000	$442,313	$2,678,353	$3,302,666

6. LINE OF CREDIT ARRANGEMENT

The Company has a line of credit arrangement with First Republic Bank (the “lender”) with a borrowing limit of $350,000 with interest based upon the lender’s prime rate plus 4.5% and is payable monthly. At December 31, 2021 and 2020, interest was being paid at a rate of 7.75%. The line is guaranteed by both William R. Hambrecht, Director and Chief Executive Officer, and Robert H. Hambrecht, Director. The line of credit is due on demand and is secured by all of the Company’s business assets. At December 31, 2021 and 2020, the outstanding balance under the line was $348,843 and $350,000 respectively. The total recorded interest expense on this note for the years ended December 31, 2021 and December 31, 2020 was $27,160 and $27,125 respectively. The interest from January 2020 through March 2021 was paid by William Hambrecht. The Company recorded these payments as interest expense and loan payable to William Hambrecht. The line of credit is pending renew.

IRONSTONE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. INCOME TAXES

ASC 740, “Income Taxes” requires the recognition of deferred tax assets and liabilities for the expected future consequences of events that have been recognized in the financial statements or tax returns. Deferred income taxes reflect the net tax effects of (i) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (ii) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's deferred income taxes at December 31, 2021 and 2020 are as follows:

	2021	2020

Deferred tax asset - Operating loss carryforward	$3,190,522	$2,737,027
Deferred tax liability – unrealized gain on marketable and non-marketable securities	(4,257,230)	(2,453,674)
Less valuation allowance	-	(283,353)
Deferred income tax asset (liability) – net	$(1,066,708)	$-

The reasons for the difference between the amount computed by applying the statutory federal income tax rate to losses before income tax benefit and the actual income tax benefit for the years ended December 31, 2021 and 2020 are as follows:

	2021	2020
Expected Federal income tax benefit (liability)	$(224,009)	$59,504
State income tax benefit (liability) net of federal tax	(94,297)	25,408
Total before valuation allowance	(318,306)	84,553
Change in valuation allowance	-	(84,553)
Income tax benefit (liability)	$(318,306)	$-

In the opinion of management, based on the uncertainty that the Company will be able to generate taxable income in the future, the realization of the loss carryforwards is not likely and, accordingly, a valuation allowance has been recorded to offset such amount in its entirety.

The Company is subject to taxation in the U.S. and the state of California. As of December 31, 2021, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2018 forward for Federal and 2017 forward for California (with limited exceptions).

At December 31, 2021, the Company had approximately $3,190,522 of federal and $3,253,281 of state net operating loss carryforwards. It is possible that subsequent ownership changes may limit the utilization of these tax attributes. Approximately $1,879,491 of the federal net operating loss carryforwards will expire in year 2022 through 2042. The remainder of the federal net operating loss carryforwards generated in 2018 and later have indefinite carryforward periods however are limited to 80% of taxable income in any given year. The California net operating loss carryforwards will expire in year 2028 through 2041.

The valuation allowance was $0 as of December 31, 2021 due to the positive mark-to-market of securities owned which resulted in a net deferred tax liability, vs December 31, 2020 which was a net tax asset, where the valuation allowance was $84,553 to write off the tax asset due to uncertainty if it would be able to be used in the future.

IRONSTONE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. STOCKHOLDERS’ EQUITY

Common Stock

The Company has 25,000,000 common equity shares authorized, and a total of 2,937,225 are issued and outstanding, including 745,536 common equity shares held in treasury.

Treasury Stock

On September 15, 2003, the Board of Directors authorized the Company to purchase 745,536 shares of Company common stock at $0.70 per share for an aggregate purchase price of $521,875. The repurchase represented 50.11% of the issued and outstanding shares of the Company. During the year ended December 31, 2008, the Company paid $699 for fractional Treasury shares. As of December 31, 2021 and 2020, the treasury shares are held by the Company.

Preferred Stock

The Company is authorized to issue up to five million shares of preferred stock without further shareholder approval; the rights, preferences and privileges of which would be determined at the time of issuance. No shares have been issued as of December 31, 2021 and 2020.

Stock-Based Compensation

Ironstone recognized stock-based compensation expense of $189,762 during the year ended December 31, 2021. As of December 31, 2021, Ironstone had an aggregate of $573,407 of stock-based compensation remaining to be amortized to expense over the remaining requisite service period of the underlying options. Ironstone currently expects this stock-based compensation balance to be amortized as follows; $271,581 during fiscal year 2022; $261,584 during fiscal year 2023 and $81,128 during fiscal year 2024.

Stock Option Plans

On April 29, 2021 the Company is revised its 2013 Equity Incentive Plan. As of April 29, 2021, an additional 175,000 options were granted under the Plan, with an exercise price of $1.99 per share, which is based on the weighted average price for the trailing six-month average price and an illiquidity discount of 15%. The options vest straight line over three years and expire seven years following the grant date. The options are amortized over the three-year vesting period. The fair value of these options granted under the Plan were estimated using the Black-Scholes model with the following price and assumptions: Stock Price $2.34, Exercise Price $1.99, Time to Maturity 3 years, Risk-free Interest Rate 0.35%, Annualized Volatility 185%. The plan provides for incentive stock options to be granted at times and prices determined by the Company’s Board of Directors. The stock options are to be granted to directors, officers and employees of the Company, as well as certain consultants and other persons providing services to the Company.

IRONSTONE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Concluded)

The Company previously adopted a 2013 Equity Incentive Plan. The plan provides for incentive stock options to be granted at times and prices determined by the Company’s Board of Directors. The stock options were granted to directors, officers and employees of the Company, as well as certain consultants and other persons providing services to the Company.

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

For the year ended December 31, 2021 the Company recorded share based compensation expense related to stock options in the amount of $167,018 on the 175,000 options issued on April 29, 2021, $3,096 on the 70,000 stock options issued January 30, 2013 and $19,648 on the stock options issued August 20, 2013.

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

	Quarters Ended		Twelve months ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020

Numerator:
Net Operating Loss	$(172,900)	$(94,342)	$(523,401)	$(301,658)
Denominator:
Weighted average shares outstanding - basic	2,191,689	2,191,689	2,191,689	2,191,689
Effect of dilutive potential shares	345,000	-	345,000	-
Shares outstanding - diluted	2,536,689	2,191,689	2,536,689	2,191,689
Net loss per share - basic	$(0.08)	$(0.04)	$(0.24)	$(0.14)
Net loss per share - diluted	$(0.07)	$(0.04)	$(0.21)	$(0.14)

	Quarters Ended		Twelve months ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020

Numerator:
Net Comprehensive Earnings after income taxes	$(779,556)	$431,008	$934,599	$614,070
Denominator:
Weighted average shares outstanding - basic	2,191,689	2,191,689	2,191,689	2,191,689
Effect of dilutive potential shares	345,000	-	345,000	-
Shares outstanding - diluted	2,536,689	2,191,689	2,536,689	2,191,689
Net gain (loss) per share - basic	$(0.36)	$0.20	$0.43	$0.28
Net gain (loss) per share - diluted	$(0.31)	$0.20	$0.37	$0.28

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) as of December 31, 2021 in connection with the filing of this Annual Report on Form 10K. Based on that evaluation our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, in light of the material weakness described below, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the material weakness, our Company’s financial statements in this Form 10K fairly present in all material respects, the financial condition, results of operations and cash flows of our company as of and for the periods presented in accordance with generally accepted accounting principles in the United States.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting for the three-months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our evaluation, management concluded that, as of December 31, 2021, our internal control over financial reporting was not effective based on those criteria because of the existence of the following material weaknesses:

1)	The Company does not have an adequate number of independent board members nor therefore an independent audit committee.
2)	Our limited number of employees results in the Company’s inability to have a sufficient segregation of duties within its accounting and financial reporting activities.

These absences constitute material weaknesses in the Company’s corporate governance structure.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

Name	Age	Director Since
William R. Hambrecht	86	2007
William Mayer	81	2021
George Hambrecht	50	2021
Michael Huyghue	60	2021
Harold Bradley	64	2021

EXECUTIVE OFFICERS

The following table sets forth the names, ages and positions of the Company’s executive officers as of December 31, 2021. A summary of the background and experience of each of these individuals is set forth after the table.

Name	Age	Position	Held Since

William R. Hambrecht	86	Chief Executive Officer	2007

Eugene Yates	58	Chief Financial Officer	2021

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

Options under the Directors’ Plan have either a ten-year or seven-year term depending on the grant; however, each option will terminate prior to the expiration date if the optionee’s service as a non-employee director, or, subsequently, as an employee, of the Company terminates. All options issued pursuant to the Directors’ Plan vest at a rate of 1/36 per month for 36 months following the date of the grant of the option, or in the event the grant was delayed pending compliance by the Company with certain securities law requirements, the date from which the grant was delayed.

The table below shows the compensation paid to the Company’s non-employee directors during 2021.

	Director Compensation
Name	Fees earned or paid in cash ($)	Option awards	Total ($)

William Mayer	-	50,000	-

William R. Hambrecht	-	25,000	-

George Hambrecht	-	25,000	-

Michael Huyghue	-	25,000	-

Harold Bradley	-	25,000	-

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

(2)	William Mayer Company’s Chairman of the Board of Directors effective March 25, 2021

(3)	George Hambrecht, Michael Huyghue, and Harold Bradley were appointed to the Company Board of Directors effective March 25, 2021.

PART III – (Continued)

COMPENSATION OF EXECUTIVE OFFICERS

SUMMARY OF COMPENSATION

The following table shows that, for the fiscal year ended December 31, 2021, compensation was awarded in the form of stock options to the Company’s Chief Executive Officer or the Company’s Chief Financial Officer. In addition, the Company’s Chief Financial Officer earned $21,405 in non-employee compensation.

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS	OPTION AWARDS	NON-EQUITY INCENTIVE PLAN	OTHER COMPENSATION ($)	TOTAL
William R. Hambrecht Chief Executive Officer	2021	--	--	25,000	--	-	--

Eugene Yates Chief Financial Officer (2)	2021	--	--	25,000	--	$21,405	$21,405

(1)

See note 8 to the Company audited Consolidated Financial statements included in Item 8 to this report for a description of the assumption underlying the calculation of grant date fair value. The options have a term of seven years, however the optionee’s options will expire 90 days after the optionee’s service to the Company terminates. The option vest over a three-year period at the rate of 1/36 per month.

(2)	Mr. Yates was appointed as the Company’s Chief Financial Officer effective March 25, 2021

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards

Name	Number of	Number of	Option	Option
	securities	securities	exercise	expiration
	unexercised	unexercised	price	date
	options (#)	options (#)
	exercicisable	unexercicisable
(a)	(b)	( c )	(e)	(f)

William R. Hambrecht	5,556	19,444	$1.99	4/30/2028

Eugene Yates	5,556	19,444	$1.99	4/30/2028

See the Summary Compensation Table for information regarding vesting.

PART III – (Continued)

ADDITONAL EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information regarding shares of common stock that may be issued upon exercise of stock options under the Company's updated Equity Incentive Plan as of December 31, 2021, which was the only plan or arrangement under which equity compensation was outstanding or could be awarded at that date.

Plan Category	A. Number of securities to be issued upon exercise of outstanding options, warrants, and rights	B. Weighted-average exercise price of outstanding options, warrants, and rights	C. Number of securities remaining available for future issuance under equity compensation plans (excluding securities) reflected in column A)
Equity compensation plans	345,000	$1.398	0

Total	345,000		0

PART III – (Continued)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of the Company’s Common Stock as of December 31, 2021 by: (i) each director; (ii) each named executive officer; and (iii) all those known by the Company to be beneficial owners of more than five percent of its Common Stock.

BENEFICIAL OWNERSHIP (1)

	NUMBER OF
	SHARES OF
	COMMON	PERCENT
BENEFICIAL OWNER	STOCK	TOTAL

William R. Hambrecht	952,998	43.5%

Michael Huyghue	250,000	11.4%

Shea Ventures	187,296	8.5%

Elizabeth Hambrecht	157,143	7.2%

William Mayer	142,857	6.5%

Thomas Thurston	140,714	6.4%

Edmund H. Shea, Jr (deceased and related entities)	113,173	5.2%

George Hambrecht	17,143	*

Harold Bradley	500	*

All executive officers, directors and over 5% owners as a group	1,961,324	89.5%

Unaffiliated public ownership	230,365	10.5%

Total Shares Issued and Outstanding	2,191,689	100.0%

* Less than 5% ownership

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

(2)	The Company Stock options exercisable currently or within 60 days after March 31, 2022 are 233,194.

(3)	Applicable percentages are based on 2,191,689 shares outstanding on March 31, 2022.

PART III – (Continued)

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On March 10, 2021, the Company borrowed from related party Mr. William R. Hambrecht $300,000 at 6.0% per annum.

During the period November 2015 through February 2021, Mr. William R. Hambrecht paid the interest on an outstanding third-party letter of credit. These payments were recorded as a loan from Mr. Hambrecht for $142,313.

On December 31, 2014 the Company combined all the various notes payable, which were issued at various times to Mr. William R. Hambrecht, to one note for $182,000 at 7.75% interest, with a December 31, 2025 maturity.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company has been unable to contract a PCAOB auditor for an examination of the 2021 and 2020 financial statements and records. The Company continues to search for an auditor.

Auditor Name:  N/A

Auditor Location:  NA

Auditor Firm Id:  9999

Since the Board of Directors does not have an audit committee, the principal auditor is engaged by the Chief Executive Officer and the Chief Financial Officer on behalf of the Company’s Board of Directors.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements

2.	Financial Statement Schedules

None

3.	Exhibits

The following Exhibits are filed as part of, or incorporated by reference into, this Report.

Exhibit

Number	Description

21.1	Subsidiaries of Ironstone Group, Inc.
31.1	Section 302 - Principal Executive Officer Certification
31.2	Section 302 - Principal Financial Officer Certification
32.1	Section 1350 – Certification – Chief Executive Officer
32.2	Section 1350 – Certification – Chief Financial Officer
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101 CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101 DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document .
101 LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101 PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

IRONSTONE PROPERTIES, INC.
a Delaware corporation

Date: March 31, 2022	By:	/s/ William R. Hambrecht
William R. Hambrecht
Chief Executive Officer

Date: March 31, 2022	By:	/s/ Eugene Yates
Eugene Yates
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William R. Hambrecht	Director, Chief Executive Officer,	March 31, 2022
William R. Hambrecht	(Principal Executive Officer)

/s/ Eugene Yates	Chief Financial Officer,	March 31, 2022
Eugene Yates	(Principal Financial Officer)

/s/ William Mayer	Chairman, Board of Directors	March 31, 2022
William Mayer

/s/ George Hambrecht	Director	March 31, 2022
George Hambrecht

/s/ Harold Bradley	Director	March 31, 2022
Harold Bradley

/s/ Michael Huyghue	Director	March 31, 2022
Michael Huyghue