Form 10-Q
period 2022-03-31
IRONSTONE PROPERTIES, INC.
filed 2022-05-17
CIK 723269

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2022

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-12346

IRONSTONE GROUP, INC.

(Name of Registrant as specified in its charter)

Delaware	95-2829956
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Large accelerated filer ☐ Accelerated filer ☐ Non- accelerated filer ☐ Smaller reporting company ☒ Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes ☐   No☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of May 15, 2022 2,191,689 shares of Common Stock, $0.01 par value, were outstanding.

Page

PART I - FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Exhibit Index

PART I. FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

IRONSTONE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2022	December 31, 2021

ASSETS:
Cash	$8,655	$30,717
Investments:
Marketable securities	511,888	604,318
Non-marketable securities	4,960,344	4,960,344

Total assets	$5,480,887	$5,595,379

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accrued expenses	$27,857	$34,202
Line of credit borrowings	348,843	348,843
Interest payable line of credit	1,259	1,259
Note payable	2,386,950	2,329,510
Note payable - related party	624,313	624,313
Interest payable - related party	193,643	181,905
Deferred income tax payable	318,306	318,306

Total liabilities	3,901,171	3,838,338

Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value, 25,000,000 shares authorized, of which 2,937,225 shares are issued and outstanding as of March 31, 2022 and December 31, 2021	29,372	29,372
Additional paid-in capital	21,839,083	21,839,083
Additional paid-in capital - stock options	273,363	212,506
Accumulated deficit	(21,564,277)	(22,498,875)
Accumulated other comprehensive Income	1,524,748	2,697,529
	2,102,289	2,279,615
Less: Treasury Stock, 745,536 shares, at cost	(522,574)	(522,574)

Total stockholders' equity	1,579,715	1,757,041

Total liabilities and stockholders' equity	$5,480,887	$5,595,379

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE PROFIT
(unaudited)

	Three Months Ended
	March 31,
	2022	2021

Operating expenses:
Compensation - stock options	$60,857	$-
Professional fees	6,719	2,608
General and administrative expenses	2,925	(39)
State and local taxes	(592)	7,349
Total operating expenses	69,909	9,918

Loss from operations	(69,909)	(9,918)

Other expense:
Interest expense	(64,106)	(61,637)
Interest expense to related party	(11,737)	(7,842)

Net operating loss	$(145,752)	$(79,398)

COMPREHENSIVE PROFIT (LOSS), NET OF TAX:
Net operating loss	$(145,752)	$(79,398)
Unrealized holding loss arising during the period	(92,430)	-
Deferred income tax	-	-

Comprehensive profit (loss) after income taxes	$(238,182)	$(79,398)

Basic gain (loss) per share
Net operating loss per share	$(0.07)	$(0.04)
Net comprehensive profit per share	$(0.11)	$(0.04)
Shares outstanding	2,191,689	2,191,689

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net lncome (loss)	$(145,752)	$(79,398)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(6,344)	5,858
Interest payable	57,440	54,949
Interest payable - related party	11,737	7,842
Net cash used in operating activities	(82,919)	(10,749)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	-	306,688
Paid in capital stock options	60,857	-
Prior period adjustment accrued expenses	-	-
Net cash provided by financing activities	60,857	306,688

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in non-marketable securities	-	(178,824)
Net cash provided (used) by financing activities	-	(178,824)

Net increase (decrease) in cash	(22,062)	117,115

Cash at beginning of period	30,717	(39)

Cash at end of period	$8,655	$117,076

Supplemental disclosure of cash flow information:
Cash paid during the period for state franchise taxes	$1,095	$-
Cash paid during the period for interest	$6,666	$6,843

Supplemental noncash investing and financing activities:
Officer and director common stock options issued	$60,857	$-

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

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2022 and December 31, 2021, the results of its operations for the three month periods ended March 31, 2022 and March 31, 2021 and its cash flows for the three month periods ended March 31, 2022 and March 31, 2021. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year. The condensed consolidated financial statements presented herein have been prepared by management, without audit by independent auditors who do not express an opinion thereon and does not include all disclosures required for annual periods.

There have been no significant changes in the Company’s significant accounting policies from those were disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Marketable and Non-Marketable Securities

Marketable and non-marketable securities have been classified by management as available for sale in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320, marketable securities are recorded at fair value and any unrealized gains and losses are excluded from earnings and reported as a separate component of stockholders’ equity until realized. The fair value of the Company’s marketable securities and investments at March 31, 2022 and December 31, 2021 are based on quoted market prices. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. For marketable securities for which there is an other-than-temporary impairment, an impairment loss is recognized as a realized loss, and related adjustments are not made for recovery in value. The Company has not realized any such impairment losses to date.

Securities determined to be non-marketable by the Company do not have readily determinable fair values. The Company estimates the fair value of these instruments using various pricing models and the information available to the Company.

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

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, local, and foreign jurisdictions, where applicable. As of March 31, 2022, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2018 forward for Federal and 2017 forward for California (with limited exceptions).

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

The following tables provide information about the Company’s financial instruments measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 by the fair value hierarchy:

				Balance as of
				March 31,
	Level 1	Level 2	Level 3	2022
Investments:
Publicly traded common stock	$489,140	$-	$-	$489,140
Publicly traded options	22,748			22,748
Private company common stock	-	-	178,824	178,824
Private company preferred stock	-	-	4,781,520	4,781,520
Total	$511,888	$-	$4,960,344	$5,472,232

				Balance as of
				December 31,
	Level 1	Level 2	Level 3	2021
Investments:
Publicly traded common stock	$575,720	$-	$-	$575,720
Publicly traded options	28,598			28,598
Private company common stock	-	-	178,824	178,824
Private company preferred stock	-	-	4,781,520	4,781,520
Total	$604,318	$-	$4,960,344	$5,564,662

The following tables presents the Company’s investments measured at fair value using significant unobservable inputs (Level 3), including the valuation technique and unobservable inputs used to measure the fair value of those financial instruments:

	Fair Value as of
	March 31, 2022	Valuation Technique	Unobservable Inputs

Private Company Common Stock	$178,824	Purchase price 3-10-2021	Acquisition cost
Private Company Preferred Stock	$4,781,520	company valuation average range $1.2bn to $5.0bn, best fit $2.6bn	Big data technology "MESE" system, and
			SPAC inqueries

	Fair Value as of
	December 31, 2021	Valuation Technique	Unobservable Inputs

Private Company Common Stock	$178,824	Purchase price 3-10-2021	Acquisition cost
Private Company Preferred Stock	$4,781,520	company valuation average range $1.2bn to $5.0bn, best fit $2.6bn	Big data technology "MESE" system, and
			SPAC inqueries

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

2. FAIR VALUE MEASUREMENTS (concluded)

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for three months ended March 31, 2022 and twelve months ended 2021. Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, unrealized gains or (losses) during the period for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value during the period that were attributable to both observable and unobservable inputs.

Three Months Ended
March 31, 2022
Balance as of December 31, 2021	$4,960,344
Unrealized gain on investments	-
Purchase of investment	-
Balance as of March 31, 2022	$4,960,344

Twelve Months Ended
December 31, 2021
Balance as of December 31, 2020	$2,574,665
Unrealized gain on investments	2,206,855
Purchase of investment	178,824
Balance as of December 31, 2021	$4,960,344

3. INVESTMENTS

TangoMe, Inc.

On March 30, 2012, the Company purchased 468,121 shares of Series A Preferred stock from related party William R. Hambrecht at $2.14 per share, resulting in a total investment of $1,000,000. During 2021 the valuation was updated using the “MESE” valuation system with the available data from TangoMe, Inc., resulting in a “Best-fit” company valuation of $2.6bn, translating to a valuation of $4,781,521 as of December 31, 2021. This represents a gain of $2,206,856 for the twelve months ended December 31, 2021. The investment fair value is based on using a Best-fit valuation for TangoMe Inc. as determined by the MESE big data analysis system and SPAC inquiries for TangoMe, Inc. These are the primary significant unobservable inputs used in the fair value measurement of the Company’s investment.  There was no change in valuation during the three months ended March 31, 2022, with the valuation remaining at $4,781,521.

Buoy Health, Inc.

On March 17, 2021 the Company purchased 11,233 common shares of the private company Buoy Health, Inc. at $15.92 per share. The total value of the investment was $178,824 on March 31, 2022.

Arcimoto, Inc.

During fiscal year 2014 the Company purchased 37,000 shares of Arcimoto, Inc. series A-1 preferred stock for $100,011. The A-1 preferred stock was converted to common stock during 2017 prior to Arcimoto filing for its initial public offering. During 2017, prior to the initial public offering, there was a two for one stock split, increasing the shares held to 74,000. On October 2, 2015 the Ironstone Group, Inc. was granted 2,500 Arcimoto options, strike price $4.121 per share, expiration October 2, 2025. Following the two for one stock split, the options held increased to 5,000 with a $2.0605 strike price per share. On September 17, 2017, Arcimoto listed on Nasdaq. The closing price on December 31, 2021 $7.78 per share, resulting in a stock holdings valuation of $575,720 and in-the-money options valuation of $28,598. On March 31, 2022 the closing price was $6.11 per share, a common stock valuation of $489,140 resulting in a loss for the quarter ended March 31, 2022 of $86,580, and options in-the-money valuation of $22,748, resulting in a loss of $5,850 for the quarter ended March 31, 2022.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

4. RELATED PARTY TRANSACTIONS

On December 31, 2014 the Company combined all the various notes payable, which were issued at various times to Mr. William R. Hambrecht, to one note for $182,000 at 7.75% interest, with a December 31, 2015 maturity. The note balance on March 31, 2022 and December 31, 2021 was $182,000. Accrued interest at March 31, 2022 and December 31, 2021 was $126,438 and $122,960 respectively.

From the time period January 2016 through March 2021, the interest on the Letter of Credit was paid by William R. Hambrecht, resulting in a loan to Ironstone Group from William R. Hambrecht. The loan interest rate is 7.75%. The loan balances at March 31, 2022 were $142,313. Accrued interest at March 31, 2022 was $47,854 and December 31, 2021 was $44,266. Maturity of the note is March 31, 2026.

On March 10, 2021 William R. Hambrecht loaned Ironstone Group, Inc. $300,000 at 6% interest rate with a March 11, 2026 maturity. The loan balance on March 31, 2022 and December 31, 2021 was $300,000. Accrued interest as of March 31, 2022 and December 31, 2021 was $19,351 and $14,680 respectively.

5. NOTE PAYABLE

On March 31, 2012, the Company received $1,000,000 from a third party and issued a related promissory note. The note carries an 8% interest rate, per annum, and has a maturity date of March 31, 2017. Interest accrues on the balance and converts to separate notes payable on a quarterly basis. The total amounts due under this agreement, including the notes related to accrued interest, are due in full at the end of the term. The note is secured by all of the assets of the Company through an accompanying security agreement. If the Company defaults on the note or security agreement, interest would accrue at 10% per annum. The company was unable to meet its payment obligation by the prescribed deadline, therefore the interest rate stepped up to 10% and interest has been accrued using at the stepped up rate starting April 1, 2017. The gross amounts payable under the agreement as of March 31, 2022 and December 31, 2021 were $2,386,950 and $2,329,510 respectively.

Furthermore, the Company has a note payable agreement with a related party, William R. Hambrecht. This note carries a 7.75% interest rate per annum and had a maturity date of December 31, 2015. The note payable carried a principal balance of $182,000 as of March 31, 2022 and December 31, 2021 with additional accrued interest of $126,438 and $122,960 respectively. The loan maturity has been extended to December 31, 2025.

A loan was made to Ironstone Group by William R. Hambrecht resulting from William R. Hambrecht paying the interest on the Bank Letter of Credit. The loan from William R. Hambrecht interest rate is 7.75%. The loan balance at March 31, 2022 and December 31, 2021 was $142,313. Accrued interest at March 31, 2022 was $47,854 and December 31, 2021 was $44,266. Maturity of the note is March 31, 2026.

On March 10, 2021 William R. Hambrecht loaned Ironstone Group, Inc. $300,000 at 6.0% interest rate with a March 11, 2026 maturity. The loan balance on March 31, 2022 and December 31, 2021 was $300,000. Interest payable at March 31, 2022 was $19,351 and December 31, 2021 was $14,680.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

The scheduled maturities of notes and LOC payable outstanding as of March 31, 2022 are as follows:

	2025	2026	pending	Total

Notes payable	$-	$-	$2,386,950	$2,386,950

Letter of Credit	-	-	348,843	348,843

Notes payable - related party	182,000	442,313	-	624,313

Total	$182,000	$442,313	$2,735,793	$3,360,106

6. LINE OF CREDIT ARRANGEMENT

The Company has a line of credit arrangement with First Republic Bank (the “lender”) with a borrowing limit of $350,000 with interest based upon the lender’s prime rate plus 4.5% and is payable monthly. At March 31, 2022 and December 31, 2021, interest was being paid at a rate of 7.75%. The line is guaranteed by both William R. Hambrecht, Director and Chief Executive Officer, and Robert H. Hambrecht. The line of credit is due on demand and is secured by all of the Company’s business assets. As of March 31, 2022 and December 31, 2021, the outstanding balance under the line was $348,843. The total recorded interest expense on this note for the quarter ended March 31, 2022 and quarter ended December 31, 2021 was $6,666 and $6,843 respectively.

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

Treasury Stock

On September 15, 2003, the Board of Directors authorized the Company to purchase 745,536 shares of Company common stock at $0.70 per share for an aggregate purchase price of $521,875. The repurchase represented 50.11% of the issued and outstanding shares of the Company. During the year ended December 31, 2008, the Company paid $699 for fractional Treasury shares. As of March 31, 2022 and December 31, 2021, the treasury shares are held by the Company.

Preferred Stock

The Company is authorized to issue up to five million shares of preferred stock without further shareholder approval; the rights, preferences and privileges of which would be determined at the time of issuance. No shares have been issued as of March 31, 2022 and December 31, 2021.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

Stock-Based Compensation

For the quarter ended March 31, 2022 the Company recorded stock-based compensation expense of $60,857, and none for March 31, 2021.

Stock Option Plans

The Company is currently revising its existing Equity Incentive Plan. As of March 31, 2022, 345,000 shares were available for grant under the Plan. The plan provides for incentive stock options to be granted at times and prices determined by the Company’s Board of Directors. The stock options are to be granted to directors, officers and employees of the Company, as well as certain consultants and other persons providing services to the Company.

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

	Quarters Ended
	March 31, 2022	March 31, 2021

Numerator:
Net Operating Loss	$(145,752)	$(79,398)
Denominator:
Weighted average shares outstanding - basic	2,191,689	2,191,689
Effect of dilutive potential shares	345,000	170,000
Shares outstanding - diluted	2,536,689	2,361,689
Net loss per share - basic	$(0.07)	$(0.04)
Net loss per share - diluted	$(0.06)	$(0.03)

	Quarters Ended
	March 31, 2022	March 31, 2021

Numerator:
Net Comprehensive Earnings after income taxes	$(238,182)	$(79,398)
Denominator:
Weighted average shares outstanding - basic	2,191,689	2,191,689
Effect of dilutive potential shares	345,000	170,000
Shares outstanding - diluted	2,536,689	2,361,689
Net gain (loss) per share - basic	$(0.11)	$(0.04)
Net gain (loss) per share - diluted	$(0.09)	$(0.03)

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

As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policies and estimates during the three ended March 31, 2022 compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the SEC. Additional information about these critical accounting policies may be found in the "Management's Discussion & Analysis of Financial Condition and Results of Operations" section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

RESULTS OF OPERATIONS

Three months ended March 31, 2022 and March 31, 2021

Operating expenses for three months ended March 31, 2022 totaled $145,752, an increase of $66,354 or 83.6% as compared to the three months ended March 31, 2021. The increase was primarily due to an increase in stock option expense of $60,857 and professional fees of $4,111. Other expenses for the three months ended March 31, 2022 totaled $75,843, an increase of $6,364 or 9.2% as compared to $69,479 for the three months ended March 31, 2021. This increase was due to higher interest expense accruals.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $82,919 including $60,857 in stock options expense, and $10,749 for the quarters ended March 31, 2022 and 2021, respectively. The Company has a line of credit arrangement with First Republic Bank with a borrowing limit of $350,000 with interest based upon the lender’s prime rate plus 4.5%. Interest is currently payable monthly at 7.75%. The line is guaranteed by William R. Hambrecht, Chief Executive Officer, Director. The line of credit is due on demand and is secured by all of the Company’s business assets. At March 31, 2022 the outstanding balance under the line was $348,843.

At March 31, 2022, the outstanding balances the Company borrowed from related party Mr. William R. Hambrecht totaled $624,313 with accrued interest outstanding of $193,643. As of March 31, 2022, the total notes payable to the third party was $2,386,950.

The Company may obtain additional equity or working capital through additional bank borrowings, debt conversion to common stock, and public or private sales of equity securities. The Company may also borrow additional funds from Mr. William R. Hambrecht. There can be no assurance, however, that such additional financing will be available on terms favorable to the Company, or at all.

While the Company explores new business opportunities, the primary capital resource of the Company relates to the 74,000 shares held of Arcimoto valued at $489,140 for the three months ended March 31, 2022 and $575,7201 at December 31, 2021. The 468,121 shares of non-marketable investment TangoMe, Inc. is also a primary capital resource. The investment in TangoMe, Inc. shares is valued at $4,781,520 for the three months ended March 31, 2022 and year ended December 31, 2021, respectively. The non-marketable investment in Buoy Health is valued at $178,824 for both quarters ended March 31, 2022 and December 31, 2021.Given that the investments in TangoMe, Inc. and Buoy Health do not have a readily determinable fair value, the Company exerts significant judgment in estimating the fair value using various pricing models and the information available to the Company that it deems most relevant.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) as of March 31, 2022 in connection with the filing of this Annual Report on Form 10K. Based on that evaluation our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, in light of the material weakness described below, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the material weakness, our company’s financial statements in this Form 10Q fairly present in all material respects, the financial condition, results of operations and cash flows of our company as of and for the periods presented in accordance with generally accepted accounting principles in the United States.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting for the three-months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2022. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our evaluation, management concluded that, as of March 31, 2022, our internal control over financial reporting was not effective based on those criteria, because of the existence of the following material weaknesses:

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

IRONSTONE GROUP, INC. a Delaware corporation

Date: May 17, 2022
	By:	/s/ William R. Hambrecht
William R. Hambrecht
Chief Executive Officer