Form 10-Q
period 2022-06-30
IRONSTONE PROPERTIES, INC.
filed 2022-08-08
CIK 723269

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED June 30, 2022

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-12346

IRONSTONE PROPERTIES, INC.

(Name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-2829956 (IRS Employer Identification No.)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non- accelerated filer ☐ Smaller reporting company ☒ Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of August 8, 2022 2,716,955 shares of Common Stock, $0.01 par value, were outstanding.

Page

PART I - FINANCIAL INFORMATION

Exhibit Index

PART I. FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2022	December 31, 2021

ASSETS:
Cash	$3,175	$30,717
Investments:
Marketable securities	231,678	604,318
Non-marketable securities	5,160,344	4,960,344

Total assets	$5,395,197	$5,595,379

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accrued expenses	$22,481	$34,201
Line of credit borrowings	348,843	348,843
Interest payable line of credit	1,259	1,259
Note payable	2,446,461	2,329,510
Note payable - related party	-	624,313
Interest payable - related party	-	181,906
Deferred income tax payable	318,306	318,306

Total liabilities	3,137,350	3,838,338

Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value, 25,000,000 shares authorized, of which 3,462,491 shares are issued and outstanding as of June 30, 2022 and 2,937,225 at December 31, 2021	34,625	29,372
Additional paid-in capital	22,858,100	21,839,083
Additional paid-in capital - stock options	334,896	212,506
Accumulated deficit	(21,564,277)	(22,498,875)
Accumulated other comprehensive Income	1,117,077	2,697,529
	2,780,421	2,279,615
Less: Treasury Stock, 745,536 shares, at cost	(522,574)	(522,574)

Total stockholders' equity	2,257,847	1,757,041

Total liabilities and stockholders' equity	$5,395,197	$5,595,379

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE PROFIT
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Operating expenses:
Compensation - stock options	$61,533	$42,600	$122,390	$42,600
Professional fees	5,936	8,729	12,655	11,337
State and local taxes	0	3,250	(592)	10,599
General and administrative expenses	3,802	-	6,727	(39)
Total operating expenses	71,271	54,579	141,180	64,497

Loss from operations	(71,271)	(54,579)	(141,180)	(64,497)

Other expense:
Interest expense	(66,251)	(64,231)	(130,357)	(125,868)
Interest expense to related party	(6,313)	(11,433)	(18,050)	(19,275)

Net operating loss	$(143,835)	$(130,242)	$(289,587)	$(209,640)

COMPREHENSIVE PROFIT, NET OF TAX:
Net operating loss	$(143,835)	$(130,242)	$(289,587)	$(209,640)
Unrealized holding gain (loss) arising during the period	(263,836)	312,840	(356,266)	312,840

Comprehensive profit	$(407,670)	$182,598	$(645,853)	$103,200

Basic gain (loss) per share
Net operating loss per share	$(0.06)	$(0.06)	$(0.13)	$(0.10)
Net comprehensive profit (loss) per share	$(0.17)	$0.08	$(0.28)	$0.05
Weighted average shares outstanding	2,373,290	2,191,689	2,285,893	2,191,689

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Operating lncome	$(289,587)	$(209,640)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(11,719)	5,071
Interest payable	116,950	112,365
Interest payable - related party	34,424	19,275
Net cash used in operating activities	(149,932)	(72,929)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	-	306,688
Paid in capital stock options	122,390	42,600
Conversion of related party debt to new issue common stock	824,270	-
Payment of related party dept	(824,270)	-
Issuance of new issue common stock	200,000	-
Net cash provided by financing activities	322,390	349,288

CASH FLOWS FROM INVESTING ACTIVITIES:
Marketable securities mark to market
Investment in non-marketable securities	(200,000)	(178,824)
Net cash provided (used) by financing activities	(200,000)	(178,824)

Net increase (decrease) in cash	(27,542)	97,535

Cash at beginning of period	30,717	(39)

Cash at end of period	$3,175	$97,496

Cash paid during the period for interest	$13,407	$6,814
Cash paid during the period for state franchise taxes	$(592)	$6,499

Supplemental noncash investing and financing activities:
Officer and director common stock options issued	$122,390	$42,600

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

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2022 and December 31, 2021, the results of its operations for the three month periods ended June 30, 2022 and June 30, 2021 and six months ending June 30, 2022 and June 30, 2021 and its cash flows for the six month periods ended June 30, 2022 and June 30, 2021. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year. The condensed consolidated financial statements presented herein have been prepared by management, without audit by independent auditors who do not express an opinion thereon and does not include all disclosures required for annual periods. The last audited annual report on Form 10-K was for the fiscal year ended December 31, 2014.

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

Marketable and Non-Marketable Securities

Marketable and non-marketable securities have been classified by management as available for sale in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320, marketable securities are recorded at fair value and any unrealized gains and losses are excluded from earnings and reported as a separate component of stockholders’ equity until realized. The fair value of the Company’s marketable securities and investments at June 30, 2022 and December 31, 2021 are based on quoted market prices. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. For marketable securities for which there is an other-than-temporary impairment, an impairment loss is recognized as a realized loss, and related adjustments are not made for recovery in value. The Company has not realized any such impairment losses to date.

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

Income Taxes

The Company and its wholly owned subsidiaries file a consolidated federal income tax return. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred income taxes. Deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Deferred income taxes are also recognized for net operating loss carryforwards that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2022 and December 31, 2021, a full valuation allowance has been recorded to offset loss carryforwards as, in management’s opinion, there is uncertainty as to whether or not the Company will be able to generate taxable income in the future.

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

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, local, and foreign jurisdictions, where applicable. As of June 30, 2022, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2017 forward for Federal and 2016 forward for California (with limited exceptions).

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

The following tables provide information about the Company’s financial instruments measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 by the fair value hierarchy:

				Balance as of
				June 30,
	Level 1	Level 2	Level 3	2022
Investments:
Publicly traded common stock	$225,630	$-	$-	$225,630
Publicly traded options	6,048	-	-	6,048
Private company common stock	-	-	4,960,344	4,960,344
Private company preferred stock	-	-	200,000	200,000
Total	$231,678	$-	$5,160,344	$5,392,022

				Balance as of
				December 31,
	Level 1	Level 2	Level 3	2021
Investments:
Publicly traded common stock	$575,720	$-	$-	$575,720
Publicly traded options	28,598	-	-	28,598
Private company common stock	-	-	4,960,344	4,960,344
Private company preferred stock	-	-	-	-
Total	$604,318	$-	$4,960,344	$5,564,662

The following tables presents the Company’s investments measured at fair value using significant unobservable inputs (Level 3), including the valuation technique and unobservable inputs used to measure the fair value of those financial instruments:

	Fair Value as of
	June 30, 2022	Valuation Technique	Unobservable Inputs

Private Company Preferred Stock	$200,000	Purchase price June 10 and 16, 2022	Acquisition cost
Private Company Common Stock	$178,824	Purchase price March 10, 2021	Acquisition cost
Private Company Common Stock	$4,781,520	valuation average range $1.0bn to $1.5bn	Big data technology "MESE" system, and SPAC inqueries

	Fair Value as of
	December 31, 2021	Valuation Technique	Unobservable Inputs

Private Company Common Stock	$178,824	Purchase price March 10, 2021	Acquisition cost
Private Company Common Stock	$4,781,520	valuation average range $1.0bn to $1.5bn	Big data technology "MESE" system, and SPAC inqueries

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

2. FAIR VALUE MEASUREMENTS (concluded)

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for six months ended June 30, 2022 and 2021. Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, unrealized gains or (losses) during the period for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value during the period that were attributable to both observable and unobservable inputs.

Six Months Ended
June 30, 2022
Balance as of December 31, 2021	$4,960,344
Unrealized gain on investments	-
Purchase of investment	200,000
Balance as of June 30, 2022	$5,160,344

Six Months Ended
June 30, 2021
Balance as of December 31, 2020	$4,781,520
Unrealized gain on investments	-
Purchase of investment	178,824
Balance as of June 30, 2021	$4,960,344

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

The A-1 preferred stock was converted to common stock during 2017 prior to Arcimoto filing for its initial public offering. During 2017, prior to the initial public offering, there was a two for one stock split, increasing the shares held to 74,000. On October 2, 2015 the Ironstone Group, Inc. was granted 2,500 Arcimoto options, strike price $4.121 per share, expiration October 2, 2025. Following the two for one stock split, the options held increased to 5,000 with a $2.0605 strike price per share. On September 17, 2017, Arcimoto listed on Nasdaq. During the second quarter of 2022, 5,000 shares of Arcimoto were sold to fund operations, reducing the Arcimoto common stock holdings to 69,000 shares at June 30, 2022.

The Arcimoto closing price on June 30, 2022 was $3.27 per share, resulting in a stock holdings valuation of $225,630 and in-the-money options valuation of $6,048. On December 31, 2021 the closing price was $7.78 per share, representing a common stock valuation of $575,720 resulting in a valuation loss of $350,090 the six months ended June 30, 2022. At December 31, 2021 the in-the-money options valuation was $28,598, resulting in a valuation loss of $22,550 for the six months ended June 30, 2022.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

Buoy Health, Inc.

On March 17, 2021 the Company purchased 11,233 common shares of the private company Buoy Health, Inc. at $15.92 per share. The total value of the investment was $178,824 at June 30, 2022.

Aristotle

On June 10, 2022 the Company purchased 5,037 preferred shares of the private company Aristotle Inc. from CEO and Board of directors member William Hambrecht at $19.85 per share totaling $100,000. On June 16, 2022 the Company purchased 5,037 preferred shares of the private company Aristotle Inc. from its Chairman of the Board, William Mayer for at $19.85 per share totaling $19.85 per share. Aristotle’s predominant business is operating an internet based political election betting platform. The total investment of 10,074 shares was valued at $200,000 as of June 30, 2022.

4. RELATED PARTY TRANSACTIONS

On December 31, 2014 the Company combined all the various notes payable, which were issued at various times to Mr. William Hambrecht, to one note for $182,000 at 7.75% interest.

A loan was made to Ironstone Group by William Hambrecht resulting from William Hambrecht paying the interest on the Bank Letter of Credit from the time period January 2016 through March 2021. The loan from William Hambrecht interest rate is 7.75%.

On March 10, 2021 William Hambrecht loaned Ironstone Group, Inc. $300,000 at 6.0% interest rate with a March 11, 2026 maturity.

On May 27, 2022 William Hambrecht converted to common stock the entirety of the debt outstanding to him, including the aforementioned loans and related accrued interest owed by the Ironstone Properties, Inc. totaling $824,269 for 404,054 common shares of Ironstone Properties, Inc. at $2.04 per share.

On June 6, 2022 Harold Bradley, Board of Director member Ironstone Properties Inc. purchased 121,212 common shares from Ironstone Properties Inc. at $1.65 per share, totaling $200,000.

On June 10, 2022 Ironstone Properties, Inc. purchased 5,037 preferred shares of private company Aristotle Inc. from William Hambrecht, CEO at $19.85 per share totaling $100,000.

On June 16, 2022 Ironstone Properties, Inc. purchased 5,037 preferred shares of private company Aristotle Inc. from Harold Bradley, Board of Directors member at $19.85 per share totaling $100,000.

5. NOTE PAYABLE

On March 31, 2012, the Company received $1,000,000 from a third party and issued a related promissory note. The note carries an 8% interest rate, per annum, and has a maturity date of March 31, 2017. Interest accrues on the balance and converts to separate notes payable on a quarterly basis. The total amounts due under this agreement, including the notes related to accrued interest, are due in full at the end of the term. The note is secured by all of the assets of the Company through an accompanying security agreement. If the Company defaults on the note or security agreement, interest would accrue at 10% per annum. The company was unable to meet its payment obligation by the prescribed deadline, therefore the interest rate stepped up to 10% and interest has been accrued using at the stepped up rate starting April 1, 2017. The gross amounts payable under the agreement as of June 30, 2022 and December 31, 2021 were $2,446,460 and $2,329,510 respectively. Ironstone Properties and the lending entity have recently verbally agreed to revised terms and maturity, and are currently finalizing the terms and conditions.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

The scheduled maturities of notes and LOC payable outstanding as of June 30, 2021 are as follows:

	pending	open	Total

Notes payable	$2,446,460		$2,446,460

Letter of Credit	-	348,843	348,843

Total	$2,446,460	$348,843	$2,795,303

6. LINE OF CREDIT ARRANGEMENT

The Company has a line of credit arrangement with First Republic Bank (the “lender”) with a borrowing limit of $350,000 with interest based upon the lender’s prime rate plus 4.5% and is payable monthly. At June 30, 2020 and December 31, 2020, interest was being paid at a rate of 7.75%. The line is guaranteed by both William R. Hambrecht, Director and Chief Executive Officer, and Robert H. Hambrecht. The line of credit is due on demand and is secured by all of the Company’s business assets. As of June 30, 2022 and December 31, 2021, the outstanding balance under the line was $348,843. The total recorded interest expense on this note for the quarter ended June 30, 2022 and quarter ended December 31, 2021 was $6,740 and $6,843 respectively.

7. STATE FRANCHISE TAXES PAYABLE

During the three months ended June 30, 2022 the Company incurred no state franchise tax expense, and for the three months ended June 30, 2021 the Company recorded $3,250 in state franchise tax and $2,925 in interest penalties to the State of Delaware for franchise taxes in arrears. The tax amounts in arrears and all related interest penalties were resolved with the State of Delaware during Q3 2021.

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

On May 27, 2022, William Hambrecht, CEO converted a total of $824,269 of debt and accrued interest for 404,054 shares of Ironstone Properties, Inc. common stock at a price of $2.04 per share.

On June 6, 2022 Board of Director member Harold Bradley purchased 121,212 new issue common shares from the Company for a total of $200,000 at a price of $1.65 per share.

Treasury Stock

On September 15, 2003, the Board of Directors authorized the Company to purchase 745,536 shares of Company common stock at $0.70 per share for an aggregate purchase price of $521,875. The repurchase represented 50.11% of the issued and outstanding shares of the Company. During the year ended December 31, 2008, the Company paid $699 for fractional Treasury shares. As of June 30, 2022 and December 31, 2021, the treasury shares are held by the Company.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

Preferred Stock

The Company is authorized to issue up to five million shares of preferred stock without further shareholder approval; the rights, preferences and privileges of which would be determined at the time of issuance. No shares have been issued as of June 30, 2022 and December 31, 2021.

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

Stock-Based Compensation

For the quarter ended June 30, 2022 the Company recorded stock options based compensation relating to the Equity Incentive Plan of $61,533.

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

	Quarters Ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Numerator:
Net Operating Loss	$(143,835)	$(130,242)	$(289,587)	$(209,640)
Denominator:
Weighted average shares outstanding - basic	2,373,290	2,191,689	2,285,893	2,191,689
Effect of dilutive potential shares	345,000	345,000	345,000	345,000
Shares outstanding - diluted	2,718,290	2,536,689	2,630,893	2,536,689
Net loss per share - basic	$(0.06)	$(0.06)	$(0.13)	$(0.10)
Net loss per share - diluted	$(0.05)	$(0.05)	$(0.11)	$(0.08)

Comprehensive Earnings (Loss) Per Share

Comprehensive earnings include Operating earnings (loss) above, and securities and options investments held mark-to-market gains (loss).

	Quarters Ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Numerator:
Net Comprehensive Earnings	$(407,670)	$182,598	$(645,853)	$103,200
Denominator:
Weighted average shares outstanding - basic	2,373,290	2,191,689	2,285,893	2,191,689
Effect of dilutive potential shares	345,000	345,000	345,000	345,000
Shares outstanding - diluted	2,718,290	2,536,689	2,630,893	2,536,689
Net gain (loss) per share - basic	$(0.17)	$0.08	$(0.28)	$0.05
Net gain (loss) per share - diluted	$(0.15)	$0.07	$(0.25)	$0.04

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

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

RESULTS OF OPERATIONS

Three months ended June 30, 2022 and June 30, 2021

Operating expenses for three months ended June 30, 2022 totaled $71,271 an increase of $16,693 or 30.6% as compared to the three months ended June 30, 2021. The increase was due to an increase of $18,933 in compensation charges relating to the officers and directors stock options plan for the full three month period during 2022 vs. partial June 30, 2021 three month period where the stock option plan was implemented on April 29, 2021. This increase was partially offset by a $2,793 decrease in professional fees. During the three months ended June 30, 2022, the company sold 5,000 shares of Arcimoto for a total of $16,374 at an average price of $3.27 per share, representing a realized gain over original cost ($1.35 per share) totaling $9,593.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a line of credit arrangement with First Republic Bank with a borrowing limit of $350,000 with interest based upon the lender’s prime rate plus 4.5%. Interest is currently payable monthly at 7.75%. The line is guaranteed by William R. Hambrecht, Chief Executive Officer, Director. The line of credit is due on demand and is secured by all of the Company’s business assets. At June 30, 2022 the outstanding balance under the line was $348,843.

On May 27, 2022, the total outstanding balance of $824,269 the Company borrowed including unpaid accrued interest from related party William R. Hambrecht, CEO was converted to 404,054 Ironstone Properties common shares, retiring all outstanding related party debt and accrued interest. As of June 30, 2022, the total notes payable and related accrued interest to the third party was $2,446,460.

The Company may obtain additional equity or working capital through additional bank borrowings, debt conversion to common stock, and public or private sales of equity securities. The Company may also borrow additional funds from Mr. William R. Hambrecht. There can be no assurance, however, that such additional financing will be available on terms favorable to the Company, or at all.

While the Company explores new business opportunities, the primary capital resource of the Company relates to 69,000 Arcimoto common shares held valued at $225,630. During the Quarter ended June 30, 2022 the company sold 5,000 Arcimoto shares totaling $16,374 to fund ongoing operations. The Company holds 5,000 Arcimoto options that are $6,048 in the money for the three months ended June 30, 2022. The 468,121 shares of non-marketable investment TangoMe, Inc. is also a primary capital resource. The investment in TangoMe, Inc. shares is valued at $4,781,520 for the three months ended June 30, 2022. Given the investment in TangoMe, Inc. does not have a readily determinable fair value, the Company exerts significant judgment in estimating the fair value using various pricing models and the information available to the Company that it deems most relevant.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) as of June 30, 2022 in connection with the filing of this Annual Report on Form 10K. Based on that evaluation our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, in light of the material weakness described below, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the material weakness, our company’s financial statements in this Form 10Q fairly present in all material respects, the financial condition, results of operations and cash flows of our company as of and for the periods presented in accordance with generally accepted accounting principles in the United States.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting for the three-months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2022. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our evaluation, management concluded that, as of June 30, 2022, our internal control over financial reporting was not effective based on those criteria, because of the existence of the following material weaknesses:

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

IRONSTONE GROUP, INC. a Delaware corporation

Date: August 8, 2022
	By:	/s/ William R. Hambrecht
William R. Hambrecht Chief Executive Officer