Form 10-Q
period 2022-09-30
IRONSTONE PROPERTIES, INC.
filed 2022-11-22
CIK 723269

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED September 30, 2022

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-12346

IRONSTONE PROPERTIES, INC.

(Name of Registrant as specified in its charter)

Delaware	95-2829956
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Large accelerated filer ☐   Accelerated filer ☐   Non- accelerated filer ☐   Smaller reporting company ☒  Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of November 18, 2022 2,716,955 shares of Common Stock, $0.01 par value, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2022	December 31, 2021

ASSETS:
Cash	$2,562	$30,717
Investments:
Marketable securities	85,560	604,318
Non-marketable securities	4,663,898	4,960,344

Total assets	$4,752,020	$5,595,379

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accrued expenses	$37,393	$34,201
Line of credit borrowings	348,843	348,843
Interest payable line of credit	1,259	1,259
Note payable	2,509,411	2,329,510
Note payable - related party	-	624,313
Interest payable - related party	-	181,906
Deferred income tax payable	318,306	318,306

Total liabilities	3,215,213	3,838,338

Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value, 25,000,000 shares authorized, of which 3,462,491 shares are issued and outstanding as of September 30, 2022 and 2,937,225 at December 31, 2021	34,625	29,372
Additional paid-in capital	22,858,100	21,839,083
Additional paid-in capital - stock options	397,105	212,506
Accumulated deficit	(21,564,277)	(22,498,875)
Accumulated other comprehensive Income	333,829	2,697,529
	2,059,382	2,279,615
Less: Treasury Stock, 745,536 shares, at cost	(522,574)	(522,574)

Total stockholders' equity	1,536,808	1,757,041

Total liabilities and stockholders' equity	$4,752,020	$5,595,379

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE PROFIT
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Operating expenses:
Compensation - stock options	$62,209	$62,209	$184,599	$104,809
Professional fees	13,603	12,094	26,258	23,431
State and local taxes	9,135	2,358	8,544	12,957
General and administrative expenses	3,502	(4,277)	10,229	(4,316)
Total operating expenses	88,449	72,384	229,629	136,881

Loss from operations	(88,449)	(72,384)	(229,629)	(136,881)

Other expense:
Interest expense	(69,913)	(56,829)	(200,269)	(182,697)
Interest expense to related party	-	(11,649)	(18,050)	(30,924)

Net operating loss	$(158,362)	$(140,862)	$(447,949)	$(350,502)

COMPREHENSIVE LOSS, NET OF TAX:
Net operating loss	$(158,362)	$(140,862)	$(447,949)	$(350,502)
Unrealized holding gain (loss) arising during the period	(624,887)	1,751,816	(981,153)	2,064,656

Comprehensive profit	$(783,249)	$1,610,954	$(1,429,101)	$1,714,154

Basic gain (loss) per share
Net operating loss per share	$(0.06)	$(0.06)	$(0.18)	$(0.16)
Net comprehensive profit (loss) per share	$(0.29)	$0.74	$(0.59)	$0.78
Weighted average shares outstanding	2,716,955	2,191,689	2,436,044	2,191,689

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Comprehensive income (loss)	$(1,429,101)	$1,714,154
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	3,194	(82,022)
Interest payable	179,900	264,900
Interest payable - related party	(181,906)	30,924
Net cash used in operating activities	(1,427,914)	1,927,956

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	-	6,688
Paid in capital stock options	184,599	104,809
Conversion of related party debt to new issue common stock	(624,313)	-
Payment of related party dept		-
Issuance of new issue common stock		-
Prior Period Adjustment to Retained Earnings	-	91,080
Issuance of new issue common stock	1,024,270	162,380
Net cash provided by financing activities	584,555	364,958

CASH FLOWS FROM INVESTING ACTIVITIES:
Marketable securities mark to market	518,758	142,200
Non-marketable securities mark to market	296,446	(2,385,679)
Net cash provided (used) by financing activities	815,204	(2,243,479)

Net increase (decrease) in cash	(28,155)	49,434

Cash at beginning of period	30,717	(39)

Cash at end of period	$2,562	$49,395

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$20,369	$13,629
Cash paid during the period for state franchise taxes	$8,544	$24,311

Supplemental noncash investing and financing activities:
Officer and director common stock options issued	$184,599	$104,809

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

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2022 and December 31, 2021, the results of its operations for the three month periods ended September 30, 2022 and September 30, 2021 and nine months ending September 30, 2022 and September 30, 2021 and its cash flows for the nine month periods ended September 30, 2022 and September 30, 2021. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year. The condensed consolidated financial statements presented herein have been prepared by management, without audit by independent auditors who do not express an opinion thereon and does not include all disclosures required for annual periods. The last audited annual report on Form 10-K was for the fiscal year ended December 31, 2014.

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

Marketable and Non-Marketable Securities

Marketable and non-marketable securities have been classified by management as available for sale in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320, marketable securities are recorded at fair value and any unrealized gains and losses are excluded from earnings and reported as a separate component of stockholders’ equity until realized. The fair value of the Company’s marketable securities and investments at September 30, 2022 and December 31, 2021 are based on quoted market prices. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. For marketable securities for which there is an other-than-temporary impairment, an impairment loss is recognized as a realized loss, and related adjustments are not made for recovery in value. The Company has not realized any such impairment losses to date.

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

Income Taxes

The Company and its wholly owned subsidiaries file a consolidated federal income tax return. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred income taxes. Deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Deferred income taxes are also recognized for net operating loss carryforwards that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2022 and December 31, 2021, a full valuation allowance has been recorded to offset loss carryforwards as, in management’s opinion, there is uncertainty as to whether or not the Company will be able to generate taxable income in the future.

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

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, local, and foreign jurisdictions, where applicable. As of September 30, 2022, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2017 forward for Federal and 2016 forward for California (with limited exceptions).

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

The following tables provide information about the Company’s financial instruments measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 by the fair value hierarchy:

				Balance as of
				September 30,
	Level 1	Level 2	Level 3	2022
Investments:
Publicly traded common stock	$85,560	$-	$-	$85,560
Publicly traded options	-	-	-	-
Private company common stock	-	-	4,463,898	4,463,898
Private company preferred stock	-	-	200,000	200,000
Total	$85,560	$-	$4,663,898	$4,749,458

				Balance as of
				December 31,
	Level 1	Level 2	Level 3	2021
Investments:
Publicly traded common stock	$575,720	$-	$-	$575,720
Publicly traded options	28,598	-	-	28,598
Private company common stock	-	-	4,960,344	4,960,344
Private company preferred stock	-	-	-	-
Total	$604,318	$-	$4,960,344	$5,564,662

The following tables presents the Company’s investments measured at fair value using significant unobservable inputs (Level 3), including the valuation technique and unobservable inputs used to measure the fair value of those financial instruments:

	Fair Value as of
	September 30, 2022	Valuation Technique	Unobservable Inputs

Private Company Preferred Stock	$200,000	Purchase price June 10 and 16, 2022	Acquisition cost
Private Company Common Stock	$160,942	MESE system valuation	Big data technology
Private Company Common Stock	$4,302,956	valuation average range $1.0bn to $1.5bn	Big data technology "MESE" system.

	Fair Value as of
	December 31, 2021	Valuation Technique	Unobservable Inputs

Private Company Common Stock	$178,824	Purchase price March 10, 2021	Acquisition cost
Private Company Common Stock	$4,781,520	valuation average range $1.0bn to $1.5bn	Big data technology "MESE" system, and
			SPAC inquiries

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

2. FAIR VALUE MEASUREMENTS (concluded)

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for six months ended September 30, 2022 and 2021. Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, unrealized gains or (losses) during the period for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value during the period that were attributable to both observable and unobservable inputs.

Nine Months Ended
September 30, 2022
Balance as of December 31, 2021	$4,960,344
Unrealized loss on investments	(496,034)
Purchase of investment	200,000
Dividend - return of capital	(412)
Balance as of September 30, 2022	$4,663,898

Nine Months Ended
September 30, 2021
Balance as of December 31, 2020	$4,781,520
Unrealized gain on investments	-
Purchase of investment	178,824
Balance as of September 30, 2021	$4,960,344

3. INVESTMENTS

TangoMe, Inc.

On March 30, 2012, the Company purchased 468,121 shares of Series A Preferred stock from related party William R. Hambrecht at $2.14 per share, resulting in a total investment of $1,000,000. For the year ended December 31, 2021 there was no valuation gain or loss for TangoMe, Inc., remaining at a valuation of $4,781,520. During the third quarter 2022, there was a 10% reduction in value (-$478,564), resulting in a valuation of $4,302,956. The investment fair value is based on using an average company valuation for TangoMe Inc. as determined by the “MESE” big data analysis system. This is the primary significant unobservable input used in the fair value measurement of the Company’s investment.

Arcimoto, Inc.

During fiscal year 2014 the Company purchased 37,000 shares of Arcimoto, Inc. series A-1 preferred stock for $100,011.

The A-1 preferred stock was converted to common stock during 2017 prior to Arcimoto filing for its initial public offering. During 2017, prior to the initial public offering, there was a two for one stock split, increasing the shares held to 74,000. On October 2, 2015 the Ironstone Group, Inc. was granted 2,500 Arcimoto options, strike price $4.121 per share, expiration October 2, 2025. Following the two for one stock split, the options held increased to 5,000 with a $2.0605 strike price per share. On September 17, 2017, Arcimoto listed on Nasdaq. During the third quarter of 2022, 7,000 shares of Arcimoto were sold to fund operations, reducing the Arcimoto common stock holdings to 62,000 shares at September 30, 2022.

The Arcimoto closing price on September 30, 2022 was $1.38 per share, resulting in a stock holdings valuation of $85,560 and in-the-money options valuation of $0. On December 31, 2021 the closing price was $7.78 per share, representing a common stock valuation of $575,720 resulting in a mark-to-market net of executed stock sales loss of $456,522 for the nine months ended September 30, 2022. At December 31, 2021 the in-the-money options valuation was $28,598, resulting in a valuation loss of $28,598 for the nine months ended September 30, 2022.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

Buoy Health, Inc.

On March 17, 2021 the Company purchased 11,233 common shares of the private company Buoy Health, Inc. at $15.92 per share. The total value of the investment was $160,942 at September 30, 2022. During the third quarter, the holding was marked down by 10% (-$17,882) from its previous valuation of $178,824.

Aristotle

On June 10, 2022 the Company purchased 5,037 preferred shares of the private company Aristotle Inc. from CEO and Board of directors member William Hambrecht at $19.85 per share totaling $100,000. On June 16, 2022 the Company purchased 5,037 preferred shares of the private company Aristotle Inc. from its Chairman of the Board, William Mayer for at $19.85 per share totaling $19.85 per share. Aristotle’s predominant business is operating an internet based political election betting platform. The total investment of 10,074 shares was valued at $200,000 as of September 30, 2022.

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

On June 16, 2022 Ironstone Properties, Inc. purchased 5,037 preferred shares of private company Aristotle Inc. from William Mayer, Chairman of the Board of Directors at $19.85 per share totaling $100,000.

5. NOTE PAYABLE

On March 31, 2012, the Company received $1,000,000 from a third party and issued a related promissory note. The note carries an 8% interest rate, per annum, and has a maturity date of March 31, 2017. Interest accrues on the balance and converts to separate notes payable on a quarterly basis. The total amounts due under this agreement, including the notes related to accrued interest, are due in full at the end of the term. The note is secured by all of the assets of the Company through an accompanying security agreement. If the Company defaults on the note or security agreement, interest would accrue at 10% per annum. The company was unable to meet its payment obligation by the prescribed deadline, therefore the interest rate stepped up to 10% and interest has been accrued using at the stepped up rate starting April 1, 2017. The gross amounts payable under the agreement as of September 30, 2022 and December 31, 2021 were $2,509,411 and $2,329,510 respectively. Ironstone Properties and the lending entity have recently verbally agreed to revised terms and maturity and are currently finalizing the terms and conditions.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

The scheduled maturities of notes and LOC payable outstanding as of September 30, 2021 are as follows:

	pending	open	Total

Notes payable	$2,509,410		$2,509,410

Letter of Credit	-	348,843	348,843

Total	$2,509,410	$348,843	$2,858,253

6. LINE OF CREDIT ARRANGEMENT

The Company has a line of credit arrangement with First Republic Bank (the “lender”) with a borrowing limit of $350,000 with interest based upon the lender’s prime rate plus 4.5% and is payable monthly. At September 30, 2022 and December 31, 2021, interest was being paid at a rate of 7.75%. The line is guaranteed by both William R. Hambrecht, Director and Chief Executive Officer, and Robert H. Hambrecht. The line of credit is due on demand and is secured by all of the Company’s business assets. As of September 30, 2022 and December 31, 2021, the outstanding balance under the line was $348,843. The total recorded interest expense on this note for the quarter ended September 30, 2022 and quarter ended December 31, 2021 was $6,963 and $6,843 respectively.

7. STATE FRANCHISE TAXES PAYABLE

During the three months ended September 30, 2022 the Company recorded $9,135 in state franchise tax expense, and for the three months ended September 30, 2021 the Company recorded $2,358 in state franchise tax.

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

Treasury Stock

On September 15, 2003, the Board of Directors authorized the Company to purchase 745,536 shares of Company common stock at $0.70 per share for an aggregate purchase price of $521,875. The repurchase represented 50.11% of the issued and outstanding shares of the Company. During the year ended December 31, 2008, the Company paid $699 for fractional Treasury shares. As of September 30, 2022 and December 31, 2021, the treasury shares are held by the Company.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

Preferred Stock

The Company is authorized to issue up to five million shares of preferred stock without further shareholder approval; the rights, preferences and privileges of which would be determined at the time of issuance. No shares have been issued as of September 30, 2022 and December 31, 2021.

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

Stock-Based Compensation

For the quarter ended September 30, 2022 the Company recorded stock options based compensation relating to the Equity Incentive Plan of $62,209.

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

	Quarters Ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Numerator:
Net Operating Loss	$(158,362)	$(140,862)	$(447,949)	$(350,502)
Denominator:
Weighted average shares outstanding - basic	2,716,955	2,191,689	2,436,044	2,191,689
Effect of dilutive potential shares	345,000	345,000	345,000	345,000
Shares outstanding - diluted	3,061,955	2,536,689	2,781,044	2,536,689
Net loss per share - basic	$(0.06)	$(0.06)	$(0.18)	$(0.16)
Net loss per share - diluted	$(0.05)	$(0.06)	$(0.16)	$(0.14)

Comprehensive Earnings (Loss) Per Share

Comprehensive earnings include Operating earnings (loss) above, and securities and options investments held mark-to-market gains (loss).

	Quarters Ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Numerator:
Net Comprehensive Earnings	$(783,249)	$1,610,954	$(1,429,101)	$1,714,154
Denominator:
Weighted average shares outstanding - basic	2,716,955	2,191,689	2,436,044	2,191,689
Effect of dilutive potential shares	345,000	345,000	345,000	345,000
Shares outstanding - diluted	3,061,955	2,536,689	2,781,044	2,536,689
Net gain (loss) per share - basic	$(0.29)	$0.74	$(0.59)	$0.78
Net gain (loss) per share - diluted	$(0.26)	$0.64	$(0.51)	$0.68

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

As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2022 compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as filed with the SEC. Additional information about these critical accounting policies may be found in the "Management's Discussion & Analysis of Financial Condition and Results of Operations" section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

RESULTS OF OPERATIONS

Three months ended September 30, 2022 and September 30, 2021

Operating expenses for three months ended September 30, 2022 totaled $88,449 an increase of $16,066 or 22.2% as compared to the three months ended September 30, 2021. The increase was due to an increase of $7,779 in general and administrative expenses and $6,778 in state and local taxes. During the three months ended September 30, 2022, the company sold 7,000 shares of Arcimoto for a total of $17,264 at an average price of $2.47 per share, representing a realized gain over original cost ($1.35 per share) totaling $7,814.

Nine months ended September 30, 2022 and September 30, 2021

Operating expenses for nine months ended September 30, 2022 totaled $229,629 an increase of $92,749 or 67.8% as compared to the nine months ended September 30, 2021. The increase was due to a full nine months of officer incentive stock options amortization during 2022 vs. five months during 2021 as the plan was implemented on April 29, 2021.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a line of credit arrangement with First Republic Bank with a borrowing limit of $350,000 with interest based upon the lender’s prime rate plus 4.5%. Interest is currently payable monthly at 7.75%. The line is guaranteed by William R. Hambrecht, Chief Executive Officer, Director. The line of credit is due on demand and is secured by all of the Company’s business assets. At September 30, 2022 the outstanding balance under the line was $348,843.

On May 27, 2022, the total outstanding balance of $824,269 the Company borrowed including unpaid accrued interest from related party William R. Hambrecht, CEO was converted to 404,054 Ironstone Properties common shares, retiring all outstanding related party debt and accrued interest. As of September 30, 2022, the total notes payable and related accrued interest to the third party was $2,509,411.

The Company may obtain additional equity or working capital through additional bank borrowings, debt conversion to common stock, and public or private sales of equity securities. The Company may also borrow additional funds from Mr. William R. Hambrecht. There can be no assurance, however, that such additional financing will be available on terms favorable to the Company, or at all.

While the Company explores new business opportunities, the primary capital resource of the Company relates to 62,000 Arcimoto common shares held valued at $225,630. During the Quarter ended September 30, 2022 the company sold 7,000 Arcimoto shares totaling $17,264 to fund ongoing operations. The 468,121 shares of non-marketable investment TangoMe, Inc. is also a primary capital resource. The investment in TangoMe, Inc. shares is valued at $4,302,956 for the three months ended September 30, 2022. Given the investment in TangoMe, Inc. does not have a readily determinable fair value, the Company exerts significant judgment in estimating the fair value using various pricing models and the information available to the Company that it deems most relevant.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) as of September 30, 2022 in connection with the filing of this Annual Report on Form 10K. Based on that evaluation our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, in light of the material weakness described below, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the material weakness, our company’s financial statements in this Form 10Q fairly present in all material respects, the financial condition, results of operations and cash flows of our company as of and for the periods presented in accordance with generally accepted accounting principles in the United States.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting for the three-months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2022. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our evaluation, management concluded that, as of September 30, 2022, our internal control over financial reporting was not effective based on those criteria, because of the existence of the following material weaknesses:

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

IRONSTONE GROUP, INC.
a Delaware corporation

Date: November 22, 2022	By:	/s/ William R. Hambrecht
William R. Hambrecht
Chief Executive Officer