Form 10-K
period 2022-12-31
IRONSTONE PROPERTIES, INC.
filed 2023-05-17
CIK 723269

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-12346

IRONSTONE PROPERTIES, INC.

(Name of Registrant as specified in its charter)

Delaware	95-2829956
(State or other jurisdiction of	(IRS Employer Identification No.)
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

The approximate aggregate market value of voting stock held by non-affiliates of the Registrant was $1,239,138 as of December 31, 2022 based on the closing bid price on December 31, 2022. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

As of March 31, 2023, 3,472,491 shares of Common Stock, $0.01 par value, were outstanding.

PART I

ITEM 1. BUSINESS

BACKGROUND

Ironstone Properties, Inc., (“Ironstone” or the “Company”) formerly named Ironstone Group, Inc. a Delaware corporation, was incorporated in 1972. Since 1986, a majority of Ironstone’s outstanding shares has been owned by Hambrecht & Quist Group, a San Francisco-based investment banking and venture capital firm, and its affiliates (collectively “H&Q”). In September 2003, Ironstone repurchased all of these shares. Such repurchased shares are currently being held as treasury stock. William R. Hambrecht, Director and Chief Executive Officer, owns approximately 49.8% of Ironstone’s outstanding voting shares as of December 31, 2022. During September 2021, Ironstone Group, Inc. changed its name to Ironstone Properties, Inc.

BUSINESS STRATEGY

Currently, the Company is reviewing options and new business opportunities. At December 31, 2022, the Company had $3,300 in marketable securities, $2,595 in cash, and $4,663,898 in non-marketable investments,

There can be no assurance that the Company will acquire businesses, form additional alliances, or expand its existing services. Failure to expand the scope of services provided by the Company may have an adverse effect on the Company’s results of operations.

EMPLOYEES

As of December 31, 2022, the Company had one part-time contract employee. The contract employee received $17,732 and $21,405 in cash compensation for the years ended December 31, 2022 and 2021 respectively, and are not subject to a collective bargaining agreement.

ITEM 1A. RISK FACTORS

The Company’s main assets are investments in non-marketable securities of TangoMe Inc., and Buoy Health, Inc., Aristotle Inc., and marketable securities of Arcimoto Inc. There can be no assurance that a market will continue to exist for these investments.

The Company has been unable to contract a PCAOB auditor for an examination of the 2022 and 2021 financial statements and records. The Company continues to search for an auditor.

Due to the Company not being able to secure an external audit, the SEC removed Ironstone Properties from “Retail OTC” and place the Company in the “Expert Trading” category of the OTC during September 2022, thereby reducing trading liquidity.

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

2021	High	Low

Quarter 1	$5.80	$1.40
Quarter 2	8.37	2.55
Quarter 3	8.37	5.76
Quarter 4	6.00	2.85

2022	High	Low

Quarter 1	$5.00	$1.50
Quarter 2	4.30	1.50
Quarter 3	5.25	1.75
Quarter 4	4.50	4.50

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

As of December 31, 2022, there were approximately 500 holders of record of the Company’s common stock. The Company has not paid cash dividends on its common stock since its inception and does not intend to pay cash dividends on its common stock in the foreseeable future.

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

The stock options were issued in reliance on the exception from registration provided by Section 4(a) (2) of the Securities Act of 1933.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

Year ended December 31	2022	2021

Net revenues	$-	$-

Net loss	$(319,641)	$(523,401)

Realized loss	$(1,047,131)	$1,776,306

Comprehensive gain after income taxes	$(1,366,772)	$934,599

Cash	$2,595	$30,717

Marketable securities	$3,300	$604,318

Non-marketable securities	$4,663,898	$4,960,344

Total assets	$4,669,793	$5,595,379

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

RESULTS OF OPERATIONS

Years ended December 31, 2022 and December 31, 2021

Operating expenses for 2022 totaled $303,680 an increase of $69,705 or 30% as compared to 2021. The increase was primarily due to increases in stock compensation expense of $57,046 and administrative expense of $14,474. Interest expense for fiscal year 2022 totaled $334,266, an increase of $44,840 or 15% as compared to fiscal year 2021, which is attributed to an increase in the Company's notes payable.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $83,857 and $90,459 for the years ended December 31, 2022 and 2021, respectively. The decrease from fiscal year 2021 is attributed to expenses incurred during 2021 relating to restarting operations during 2021. Net cash used in investing activities was $200,000 and $178,824 for the years ended December 31, 2022 and 2021, respectively. The increase is due to an investment made in non-marketable securities by the Company in fiscal year 2022. Net cash provided by financing activities was $202,000 and $300,000 for the years ended December 31, 2022 and 2021, respectively.

The Company has a line of credit arrangement with First Republic Bank with a borrowing limit of $350,000 with interest based upon the lender’s prime rate plus 4.5%. Interest is payable monthly at 7.75%. The line is guaranteed by William R. Hambrecht, Chief Executive Officer and Director. The line of credit is due on demand and is secured by all of the Company’s business assets. At December 31, 2022, the outstanding balance under the line was $348,843.

On November 30, 2022 the Company renewed its note for five years, replacing the note issued April 1, 2012. The renewed terms are 7% interest rate, maturing November 30, 2027. The gross amounts payable under the agreement as of December 31, 2022 and December 31, 2021 was $2,603,214 and $2,329,510 respectively. As part of the note renewal, a warrant was issued to the lender to purchase 319,021 common shares at $2.04 per share. The warrant has a five year term, expiring November 30, 2027.

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

While the Company explores new business opportunities, the primary capital resource of the Company relates to the March 30, 2012 purchase of 468,121 shares of non-marketable investment TangoMe, Inc. The investment in TangoMe, Inc. shares is valued at $4,303,369 and $4,781,521 for the years ended December 31, 2022 and 2021, respectively, For the year ended December 31, 2022, the Company recorded an unrealized loss of $478,152 on the investment. Given that the investment in TangoMe, Inc. does not have a readily determinable fair value, the Company exerts significant judgment in estimating the fair value using various pricing models and the information available to the Company that it deems most relevant. The investment fair value is based on using a Best-fit valuation for TangoMe Inc. as determined by the MESE big data analysis system and SPAC inquiries for TangoMe, Inc. These are the primary significant unobservable inputs used in the fair value measurement of the Company’s investment.

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

On September 17, 2017, Arcimoto listed on Nasdaq. The closing price on December 31, 2021 was $7.78 per share (pre-reverse split price), resulting in a stock holdings valuation of $575,720 and in-the-money options valuation of $28,598 at year-end 2021. During 2022 Arcimoto stock price declined throughout the year, from $7.78 on January 1, 2022 to $0.17 (pre-reverse stock split price) on December 31, 2022. On November 30, 2022, Arcimoto stock went through a 20:1 reverse stock split to enable the stock to continue trading on NASDAQ. Ironstone Properties sold its’ holdings in Arcimoto to cover operating expenses during 2022. The Company holds 1,000 Arcimoto common shares post 20:1 reverse split, at $3.30 per share, for a total value of $3,300 at December 31, 2022. The 250 (post reverse split) Arcimoto stock options have zero value at December 31, 2022.

The Company purchased 11,233 common shares of the private company Buoy Health, Inc. on March 17, 2021 at $15.92 per share. The total value of the investment was $160,942 at December 31, 2022.

The Company purchased 10,074 preferred shares of the privately held company Aristotle at $19.85 per share from Bill Hambrecht and William Mayer totaling $200,000. This investment is valued at $200,000 at December 31, 2022.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	December 31, 2022	December 31, 2021

ASSETS:
Cash	$2,595	$30,717
Investments:
Marketable securities	3,300	604,318
Non-marketable securities	4,663,898	4,960,344

Total assets	$4,669,793	$5,595,379

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accrued expenses	$37,652	$34,201
Line of credit borrowings	348,843	348,843
Interest payable line of credit	1,259	1,259
Note payable and accrued interest	2,618,692	2,329,510
Note payable - related party	-	624,313
Interest payable - related party	-	181,906
Deferred income tax payable	-	318,306

Total liabilities	3,006,446	3,838,338

Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value, 25,000,000 shares authorized, of which 3,472,491 shares are issued and outstanding as of December 31, 2022 and 2,937,225 at December 31, 2021	34,725	29,372
Additional paid-in capital	22,860,000	21,839,083
Additional paid-in capital - stock options	459,314	212,506
Accumulated deficit	(21,564,277)	(22,498,875)
Accumulated other comprehensive Income	396,158	2,697,529
	2,185,920	2,279,615
Less: Treasury Stock, 745,536 shares, at cost	(522,574)	(522,574)

Total stockholders' equity	1,663,346	1,757,041

Total liabilities and stockholders' equity	$4,669,793	$5,595,379

The accompanying notes are an integral part of these consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE PROFIT
(unaudited)

	Three Months Ended		Twelve Months Ended
	December 31,		December 31,
	2022	2021	2022	2021

Operating expenses:
Compensation - stock options	$124,418	$84,953	$246,808	$189,762
Professional fees	8,753	10,141	33,698	33,571
State and local taxes	10,221	(930)	10,086	12,027
General and administrative expenses	4,008	2,930	13,088	(1,386)
Total operating expenses	147,400	97,094	303,680	233,975

Loss from operations	(147,400)	(97,094)	(303,680)	(233,975)

Other expense:
Interest expense	(181,193)	(64,115)	(316,216)	(246,812)
Interest expense to related party	-	(11,690)	(18,050)	(42,614)

Net operating loss	$(328,593)	$(172,900)	$(637,947)	$(523,401)

COMPREHENSIVE LOSS, NET OF TAX:
Net operating loss	$(328,593)	$(172,900)	$(637,947)	$(523,401)
Holding gain (loss) arising during the period	(614,165)	(288,350)	(1,047,131)	1,776,306
Deferred Income Tax	318,306	(318,306)	318,306	(318,306)
Comprehensive profit (loss)	$(624,452)	$(779,556)	$(1,366,772)	$934,599

Basic gain (loss) per share
Net operating loss per share	$(0.12)	$(0.08)	$(0.25)	$(0.24)
Net comprehensive profit (loss) per share	$(0.23)	$(0.36)	$(0.55)	$0.43
Weighted average shares outstanding	2,719,564	2,191,689	2,503,528	2,191,689

The accompanying notes are an integral part of these consolidated financial statements

IRONSTONE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

Years ended December 31, 2021 and 2020

(unaudited)

	Common		Additional	Accumulated	Treasury
	Stock		Paid-In	Comprehensive	Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total

Balances, January 1, 2021	2,937,225	$29,372	$21,861,827	(20,827,025)	(745,536)	$(522,574)	$541,600

Stock-based compensation			$189,762

Unrealized gain				$1,776,306

Prior period adjustment				$91,080
Deferred income taxes				$(318,306)

Net loss				$(523,401)

Balances, December 31, 2021	2,937,225	$29,372	$22,051,589	$(19,801,346)	(745,536)	$(522,574)	$1,757,041

Stock-based compensation			$246,808
New stock issuance	535,266	$5,353	1,020,917

Unrealized loss				$(318,307)

Deferred income taxes				$318,306

Net loss				$(1,366,772)

Balances, December 31, 2022	3,472,491	$34,725	$23,319,314	$(21,168,119)	(745,536)	$(522,574)	$1,663,346

The accompanying notes are an integral part of these consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Twelve Months Ended
	December 31
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Comprehensive income (loss)	$(637,947)	$(523,401)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	3,453	(81,819)
Deferred tax liability	(318,306)
Net cash used in operating activities	(952,800)	(605,220)

CASH FLOWS FROM FINANCING ACTIVITIES:
Interest payable	(1,021,367)	185,812
Interest payable - related party	(181,906)	42,614
Proceeds from issuance of notes payable	1,310,548	306,688
Principal payment of LOC	-	(1,157)
Paid in capital stock options	246,808	189,762
Conversion of related party debt to new issue common stock	(442,495)	-
Issuance of new issue common stock	5,353	-
Additional paid in capital issuance of new issue common stock	1,020,917
Prior Period Adjustment to Retained Earnings	-	91,080
Net cash provided by financing activities	937,858	814,799

CASH FLOWS FROM INVESTING ACTIVITIES:
Marketable securities mark to market	(109,625)	-
Investment in non-marketable securities	(200,000)	(178,824)
Non-marketable securities mark to market	296,446	-
Net cash provided (used) by financing activities	(13,179)	(178,824)

Net increase (decrease) in cash	(28,121)	30,755

Cash at beginning of period	$30,716	$(39)

Cash at end of period	$2,595	$30,716

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$27,035	$20,369
Cash paid during the period for state franchise taxes	$10,086	$24,717

Supplemental noncash investing and financing activities:
Officer and director common stock options issued	$246,808	$189,762
Deferred income taxes payable	$-	$318,306

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

Marketable and Non-Marketable Securities

Marketable and non-marketable securities have been classified by management as available for sale in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320. Marketable securities are recorded at fair value and any unrealized gains and losses are excluded from earnings and reported as a separate component of shareholders’ equity until realized. The fair value of the Company’s marketable securities and investments at December 31, 2022 is based on quoted market prices. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. For marketable securities for which there is an other-than-temporary impairment, an impairment loss is recognized as a realized loss, and related adjustments are not made for recovery in value.

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

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, local, and foreign jurisdictions, where applicable. As of December 31, 2022, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2019 forward for Federal and 2018 forward for California (with limited exceptions).

During the year ended December 31, 2022, the Company recognized and paid $1,035 of interest and penalties related to state income and franchise taxes in its statement of operations.

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

IRONSTONE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables provide information about the Company’s financial instruments measured at fair value on a recurring basis as of December 31 by the fair value hierarchy:

				Balance as of
				December 31,
	Level 1	Level 2	Level 3	2022
Investments:
Publicly traded common stock	$3,300	$-	$-	$3,300
Publicly traded options	-	-	-	-
Private company common stock	-	-	4,463,898	4,463,898
Private company preferred stock	-	-	200,000	200,000
Total	$3,300	$-	$4,663,898	$4,667,198

				Balance as of
				December 31,
	Level 1	Level 2	Level 3	2021
Investments:
Publicly traded common stock	$575,720	$-	$-	$575,720
Publicly traded options	28,598	-	-	28,598
Private company common stock	-	-	4,960,344	4,960,344
Private company preferred stock	-	-	-	-
Total	$604,318	$-	$4,960,344	$5,564,662

IRONSTONE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables presents the Company’s investments measured at fair value using significant unobservable inputs (Level 3), including the valuation technique and unobservable inputs used to measure the fair value of those financial instruments:

	Fair Value as of
	December 31, 2022	Valuation Technique	Unobservable Inputs

Private Company Preferred Stock	$200,000	Purchase price June 10 and 16, 2022	Acquisition cost
Private Company Common Stock	$160,942	MESE system valuation	Big data technology "MESE" system.
Private Company Common Stock	$4,302,956	valuation average range $1.0bn to $1.5bn	Big data technology "MESE" system.

	Fair Value as of
	December 31, 2021	Valuation Technique	Unobservable Inputs

Private Company Common Stock	$178,824	Purchase price March 10, 2021	Acquisition cost
Private Company Common Stock	$4,781,520	valuation average range $1.0bn to $1.5bn	Big data technology "MESE" system, and
			SPAC inquiries

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for fiscal years 2022 and 2021. Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, unrealized gains or (losses) during the period for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value during the period that were attributable to both observable and unobservable inputs.

12 Months Ended
December 31, 2022
Balance as of December 31, 2021	$4,960,344
Unrealized loss on investments	(496,034)
Purchase of investment	200,000
Dividend - return of capital	(412)
Balance as of December 31, 2022	$4,663,898

12 Months Ended
December 31, 2021
Balance as of December 31, 2020	$4,781,520
Unrealized gain on investments	-
Purchase of investment	178,824
Balance as of December 31, 2021	$4,960,344

IRONSTONE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. INVESTMENTS

TangoMe, Inc.

On March 30, 2012, the Company purchased 468,121 shares of Series A Preferred stock from related party William R. Hambrecht at $2.14 per share, resulting in a total investment of $1,000,000. During 2018, TangoMe converted all Preferred stock to common stock. TangoMe was valued at $4,781,521 at December 31, 2021. Updating the “MESE” valuation system with current available market data from TangoMe, Inc., results in a “Best-fit” company valuation of $2.3bn which translates to a valuation of $4,303,369 as of December 31, 2022, resulting in a mark-down loss of $478,152 for the twelve months ended December 31, 2022. The investment fair value is based on using a Best-fit valuation for TangoMe Inc. as determined by the MESE big data analysis system and SPAC inquiries for TangoMe, Inc. These are the primary significant unobservable inputs used in the fair value measurement of the Company’s investment.

Buoy Health, Inc.

On March 17, 2021 the Company purchased 11,233 common shares of the private company Buoy Health, Inc. at $15.92 per share, totaling $178,824. During 2022, the investment was marked down $17,882 for the year ended December 31, 2022 reflecting market conditions. The total value of the investment was $160,938 at December 31, 2022.

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

The closing price on December 31, 2021 was $7.78 per share (pre-reverse split price), resulting in a stock holdings valuation of $575,720 and in-the-money options valuation of $28,598 at year-end 2021. During 2022 Arcimoto stock price declined throughout the year, from $7.78 on January 1, 2022 to $0.17 (pre-reverse stock split price) on December 31, 2022. On November 30, 2022, Arcimoto stock went through a 20:1 reverse stock split to enable the stock to continue trading on NASDAQ. Ironstone Properties sold its’ holdings in Arcimoto to cover operating expenses during 2022. The Company holds 1,000 Arcimoto common shares post 20:1 reverse split, at $3.30 per share, for a total value of $3,300 at December 31, 2022. The 250 (post reverse split) Arcimoto stock options have zero value at December 31, 2022.

Aristotle, Inc.

On June 10, 2022 Ironstone Properties, Inc. purchased 5,037 preferred shares of private company Aristotle Inc. from William Hambrecht, CEO at $19.85 per share totaling $100,000. On June 16, 2022 Ironstone Properties, Inc. purchased 5,037 preferred shares of private company Aristotle Inc. from William Mayer, Chairman of the Board of Directors at $19.85 per share totaling $100,000. The total valuation of the investment in Aristotle, Inc. for the year ending December 31, 2022 was $200,000.

4. RELATED PARTY TRANSACTIONS

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

On November 30, 2022 the Company renewed its’ note for five years, replacing the note issued April 1, 2012. The renewed terms are 7% interest rate, maturing November 30, 2027. The gross amounts payable under the agreement as of December 31, 2022 and December 31, 2021 was $2,603,214 and $2,329,510 respectively. As part of the note renewal, a warrant was issued to the lender to purchase 319,021 common shares at $2.04 per share. The warrant has a five year term, expiring November 30, 2027.

On May 27, 2022, William Hambrecht, CEO converted a total of $824,269 of debt and accrued interest for 404,054 shares of Ironstone Properties, Inc. common stock at a price of $2.04 per share.

The scheduled maturities of notes payable outstanding as of December 31, 2022 are as follows:

	Renewed	open	Total

Notes payable	$2,603,214		$2,603,214

Letter of Credit	-	348,843	348,843

Total	$2,603,214	$348,843	$2,952,057

6. LINE OF CREDIT ARRANGEMENT

The Company has a line of credit arrangement with First Republic Bank (the “lender”) with a borrowing limit of $350,000 with interest based upon the lender’s prime rate plus 4.5% and is payable monthly. At December 31, 2021 and 2020, interest was being paid at a rate of 7.75%. The line is guaranteed by both William R. Hambrecht, Director and Chief Executive Officer, and Robert H. Hambrecht, Director. The line of credit is due on demand and is secured by all of the Company’s business assets. At December 31, 2022 and 2021, the outstanding balance under the line was $348,843. The total recorded interest expense on this note for the years ended December 31, 2022 and December 31, 2021 was $27,035 and $27,160 respectively. The interest from January 2020 through March 2021 was paid by William Hambrecht. The Company recorded these payments as interest expense and loan payable to William Hambrecht. The line of credit is pending renewal.

IRONSTONE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. INCOME TAXES

ASC 740, “Income Taxes” requires the recognition of deferred tax assets and liabilities for the expected future consequences of events that have been recognized in the financial statements or tax returns. Deferred income taxes reflect the net tax effects of (i) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (ii) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's deferred income taxes at December 31, 2022 and 2021 are as follows:

	2022	2021

Deferred tax asset - Operating loss carryforward	$(1,150,237)	$3,190,522
Deferred tax liability – unrealized gain on marketable and non-marketable securities	-	(4,257,230)
Less valuation allowance	-	-
Deferred income tax asset (liability) – net	$343,231	$(1,066,708)

The reasons for the difference between the amount computed by applying the statutory federal income tax rate to losses before income tax benefit and the actual income tax benefit for the years ended December 31, 2022 and 2021 are as follows:

	2022	2021
Expected Federal income tax benefit (liability)	$241,550	$(224,009)
State income tax benefit (liability) net of federal tax	101,681	(94,297)
Total before valuation allowance	343,231	(318,306)
Change in valuation allowance	-	-
Income tax benefit (liability)	$343,231	$(318,306)

In the opinion of management, based on the uncertainty that the Company will be able to generate taxable income in the future, the realization of the loss carryforwards is not likely and, accordingly, a valuation allowance has been recorded to offset such amount in its entirety.

The Company is subject to taxation in the U.S. and the state of California. As of December 31, 2022, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2018 forward for Federal and 2017 forward for California (with limited exceptions).

At December 31, 2022, the Company had approximately $1,150,237 of net operating loss carryforwards resulting in a Federal deferred tax asset of $241,550 and a state tax asset of $101,681. It is possible that subsequent ownership changes may limit the utilization of these tax attributes. Approximately $295,266 of the federal net operating loss carryforwards will expire in year 2023 through 2042. The remainder of the federal net operating loss carryforwards generated in 2018 and later have indefinite carryforward periods however are limited to 80% of taxable income in any given year. The California net operating loss carryforwards will expire in year 2028 through 2041. Given there is uncertainty as to whether the Company will be profitable in the future, the tax asset is not recognized during 2022.

IRONSTONE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. STOCKHOLDERS’ EQUITY

Common Stock

The Company has 25,000,000 common equity shares authorized, and a total of 3,472,491 are issued and outstanding, including 745,536 common equity shares held in treasury.

On June 6, 2022 Board of Director member Harold Bradley purchased 121,212 new issue common shares from the Company for a total of $200,000 at a price of $1.65 per share.

Treasury Stock

On September 15, 2003, the Board of Directors authorized the Company to purchase 745,536 shares of Company common stock at $0.70 per share for an aggregate purchase price of $521,875. The repurchase represented 50.11% of the issued and outstanding shares of the Company. During the year ended December 31, 2008, the Company paid $699 for fractional Treasury shares. As of December 31, 2022 and 2021, the treasury shares are held by the Company.

Preferred Stock

The Company is authorized to issue up to five million shares of preferred stock without further shareholder approval; the rights, preferences and privileges of which would be determined at the time of issuance. No shares have been issued as of December 31, 2022 and 2021.

Stock-Based Compensation

Ironstone recognized stock-based compensation expense of $246,808 during the year ended December 31, 2022. As of December 31, 2021, Ironstone had an aggregate of $326,598 of stock-based compensation remaining to be amortized to expense over the remaining requisite service period of the underlying options. Ironstone currently expects this stock-based compensation balance to be amortized as follows: $261,584 during fiscal year 2023 and $81,128 during fiscal year 2024.

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

For the year ended December 31, 2021 the Company recorded share based compensation expense related to stock options in the amount of $246,808.

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

	Quarters Ended		12 months ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021

Numerator:
Net Operating Loss	$(328,593)	$(172,900)	$(637,947)	$(523,401)
Denominator:
Weighted average shares outstanding - basic	2,719,564	2,191,689	2,503,528	2,191,689
Effect of dilutive potential shares	345,000	345,000	345,000	345,000
Shares outstanding - diluted	3,064,564	2,536,689	2,848,528	2,536,689
Net loss per share - basic	$(0.12)	$(0.08)	$(0.25)	$(0.24)
Net loss per share - diluted	$(0.11)	$(0.07)	$(0.22)	$(0.21)

	Quarters Ended		12 months ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021

Numerator:
Net Comprehensive Earnings	$(624,452)	$(779,556)	$(1,366,772)	$934,599
Denominator:
Weighted average shares outstanding - basic	2,719,564	2,191,689	2,503,528	2,191,689
Effect of dilutive potential shares	345,000	345,000	345,000	345,000
Shares outstanding - diluted	3,064,564	2,536,689	2,848,528	2,536,689
Net gain (loss) per share - basic	$(0.23)	$(0.36)	$(0.55)	$0.43
Net gain (loss) per share - diluted	$(0.20)	$(0.31)	$(0.48)	$0.37

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) as of December 31, 2022 in connection with the filing of this Annual Report on Form 10K. Based on that evaluation our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, in light of the material weakness described below, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the material weakness, our Company’s financial statements in this Form 10K fairly present in all material respects, the financial condition, results of operations and cash flows of our company as of and for the periods presented in accordance with generally accepted accounting principles in the United States.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting for the three-months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our evaluation, management concluded that, as of December 31, 2022, our internal control over financial reporting was not effective based on those criteria because of the existence of the following material weaknesses:

1)	The Company does not have an adequate number of independent board members nor therefore an independent audit committee.
2)	Our limited number of employees results in the Company’s inability to have a sufficient segregation of duties within its accounting and financial reporting activities.

These absences constitute material weaknesses in the Company’s corporate governance structure.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

Name	Age	Director Since
William R. Hambrecht	87	2007
William Mayer	82	2021
George Hambrecht	51	2021
Michael Huyghue	61	2021
Harold Bradley	65	2021

EXECUTIVE OFFICERS

The following table sets forth the names, ages and positions of the Company’s executive officers as of December 31, 2021. A summary of the background and experience of each of these individuals is set forth after the table.

Name	Age	Position	Held Since

William R. Hambrecht	87	Chief Executive Officer	2007

Eugene Yates	59	Chief Financial Officer	2021

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

The table below shows the compensation paid to the Company’s non-employee directors during 2022.

Director Compensation

Name	Fees earned or	Option
	paid in cash($)	awards	Total ($)

William Mayer	-	-	-

William R. Hambrecht	-	-	-

George Hambrecht	-	-	-

Michael Huyghue	-	-	-

Harold Bradley	-	-	-

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

PART III – (Continued)

COMPENSATION OF EXECUTIVE OFFICERS

SUMMARY OF COMPENSATION

The following table shows that, for the fiscal year ended December 31, 2022, compensation was awarded in the form of stock options to the Company’s Chief Executive Officer or the Company’s Chief Financial Officer. In addition, the Company’s Chief Financial Officer earned $17,763 in non-employee compensation.

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS	OPTION AWARDS	NON-EQUITY INCENTIVE PLAN	OTHER COMPENSATION ($)	TOTAL
William R. Hambrecht Chief Executive Officer	2022	--	--	--	--	-	--
Eugene Yates Chief Financial Officer (2)	2022	--	--	--	--	$17,763	$17,763

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

(2)	Mr. Yates was appointed as the Company’s Chief Financial Officer effective March 25, 2021

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards

Name	Number of	Number of	Option	Option
	securities	securities	exercise	expiration
	unexercised	unexercised	price	date
	options (#)	options (#)
	exercicisable	unexercicisable
(a)	(b)	( c )	(e)	(f)

William R. Hambrecht	13,888	11,112	$1.99	4/30/2028

Eugene Yates	13,888	11,112	$1.99	4/30/2028

See the Summary Compensation Table for information regarding vesting.

PART III – (Continued)

ADDITONAL EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information regarding shares of common stock that may be issued upon exercise of stock options under the Company's updated Equity Incentive Plan as of December 31, 2022, which was the only plan or arrangement under which equity compensation was outstanding or could be awarded at that date.

Plan Category	A. Number of securities to be issued upon exercise of outstanding options, warrants, and rights	B. Weighted- average exercise price of outstanding options, warrants, and rights	C. Number of securities remaining available for future issuance under equity compensation plans (excluding securities) reflected in column A)
Equity compensation plans	345,000	$1.398	0

Total	345,000		0

PART III – (Continued)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of the Company’s Common Stock as of December 31, 2022 by: (i) each director; (ii) each named executive officer; and (iii) all those known by the Company to be beneficial owners of more than five percent of its Common Stock.

BENEFICIAL OWNERSHIP (1)

	NUMBER OF
	SHARES OF
	COMMON	PERCENT
BENEFICIAL OWNER	STOCK	TOTAL

William R. Hambrecht	1,357,052	49.8%

Michael Hughue	250,000	9.2%

Shea Ventures	187,296	6.9%

Elizabeth Hambrecht	157,143	5.8%

William Mayer	142,857	5.2%

Harold Bradley	121,212	4.4%

Thomas Thurston	105,714	3.9%

Edmund H. Shea, Jr (deceased and realted entities)	113,173	4.2%

George Hambrecht	17,143	0.6%

All executive officers, directors and over 5% owners as a group	2,451,590	89.9%

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

(2)	The Company Stock options exercisable currently or within 60 days after March 31, 2023 are 221,528.

(3)	Applicable percentages are based on 3,472,491 shares outstanding on March 31, 2023.

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

IRONSTONE PROPERTIES, INC. a Delaware corporation

Date: May 16, 2023	By: /s/ William R. Hambrecht
William R. Hambrecht Chief Executive Officer

Date: May 16, 2023	By: /s/ Eugene Yates
Eugene Yates Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William R. Hambrecht	Director, Chief Executive Officer,	May 16, 2023
William R. Hambrecht	(Principal Executive Officer)

/s/ Eugene Yates	Chief Financial Officer,	May 16, 2023
Eugene Yates	(Principal Financial Officer)

/s/ William Mayer	Chairman, Board of Directors	May 16, 2023
William Mayer

/s/ George Hambrecht	Director	May 16, 2023
George Hambrecht

/s/ Harold Bradley	Director	May 16, 2023
Harold Bradley

/s/ Michael Huyghue	Director	May 16, 2023
Michael Huyghue