Form 10-K
period 2023-12-31
IRONSTONE PROPERTIES, INC.
filed 2024-09-19
CIK 723269

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-12346

IRONSTONE PROPERTIES, INC.

(Name of Registrant as specified in its charter)

Delaware	95-2829956
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

909 Montgomery Street, San Francisco, California 94133

(Address of principal executive offices, including zip code)

(415) 340-4766

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

The approximate aggregate market value of voting stock held by non-affiliates of the Registrant was $1,239,138 as of December 31, 2023 based on the closing bid price on December 31, 2023. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

As of March 31, 2024, 3,472,491 shares of Common Stock, $0.01 par value, were outstanding.

PART I

ITEM 1. BUSINESS

BACKGROUND

Ironstone Properties, Inc., (“Ironstone” or the “Company”) formerly named Ironstone Group, Inc. a Delaware corporation, was incorporated in 1972. Since 1986, a majority of Ironstone’s outstanding shares has been owned by Hambrecht & Quist Group, a San Francisco-based investment banking and venture capital firm, and its affiliates (collectively “H&Q”). In September 2003, Ironstone repurchased all of these shares. Such repurchased shares are currently being held as treasury stock. William R. Hambrecht, Director and Chief Executive Officer, owns approximately 49.8% of Ironstone’s outstanding voting shares as of December 31, 2023. During September 2021, Ironstone Group, Inc. changed its name to Ironstone Properties, Inc.

BUSINESS STRATEGY

Currently, the Company is reviewing options and new business opportunities. At December 31, 2023, the Company had $859 in marketable securities, $0 in cash and $2,806,867 in non-marketable investments,

There can be no assurance that the Company will acquire businesses, form additional alliances, or expand its existing services. Failure to expand the scope of services provided by the Company may have an adverse effect on the Company’s results of operations.

EMPLOYEES

As of December 31, 2023, the Company had one part-time contract employee. The contract employee received $8,126 and $17,732 in cash compensation for the years ended December 31, 2023 and 2022 respectively, and are not subject to a collective bargaining agreement.

ITEM 1A. RISK FACTORS

The Company’s main assets are investments in non-marketable securities of TangoMe Inc., and Buoy Health, Inc., Aristotle Inc., and marketable securities of Arcimoto Inc. There can be no assurance that a market will continue to exist for these investments.

The Company has been unable to contract a PCAOB auditor for an examination of the 2023 and 2022 financial statements and records. The Company continues to search for an auditor.

Due to the Company not being able to secure an external audit, the SEC removed Ironstone Properties from “Retail OTC” and place the Company in the “Expert Trading” category of the OTC during September 2022, thereby reducing trading liquidity.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s principal executive offices are located at 909 Montgomery Street, San Francisco, California 94133, in office space leased by WR Hambrecht+Co., LLC.

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

2022	High	Low

Quarter 1	$5.00	$1.50
Quarter 2	4.30	1.50
Quarter 3	5.25	1.75
Quarter 4	4.50	4.50

2023	High	Low

Quarter 1	$4.50	$4.50
Quarter 2	4.50	4.50
Quarter 3	4.50	4.50
Quarter 4	4.50	4.50

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

As of December 31, 2023, there were approximately 500 holders of record of the Company’s common stock. The Company has not paid cash dividends on its common stock since its inception and does not intend to pay cash dividends on its common stock in the foreseeable future.

On January 30, 2013 the Company granted 70,000 stock options to directors and officers of the Company. On August 20, 2013, the Company granted an additional 100,000 stock options to an employee of the Company. The option grants were intended as compensation for services provided to the Company. The options vested over four years and have a 10-year term. The exercise price of the stock options granted in January 2013 is $0.20 per share and for those granted in August 2013 is $1.20 per share. On April 29, 2021 the Company revised its existing Equity Incentive Plan. As of April 29, 2021, 175,000 options were granted under the Plan, with an exercise price of $1.99 per share, which is based on the weighted average price for the trailing six-month average price and an illiquidity discount of 15%. The options vest straight line over three years and expire seven years following the grant date. The plan provides for incentive stock options to be granted at times and prices determined by the Company’s Board of Directors. The stock options are to be granted to directors, officers and employees of the Company, as well as certain consultants and other persons providing services to the Company.

The stock options were issued in reliance on the exception from registration provided by Section 4(a) (2) of the Securities Act of 1933.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

Year ended December 31	2023	2022

Net revenues	$-	$-

Net loss	$(507,393)	$(637,947

Realized loss	$(1,226,458)	$(1,047,131)

Comprehensive gain after income taxes	$(1,733,851)	$(1,366,772)

Cash	$0	$2,595

Marketable securities	$895	$3,300

Non-marketable securities	$3,439,881	$4,663,898

Total assets	$3,440,740	$4,669,793

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

RESULTS OF OPERATIONS

Years ended December 31, 2023 and December 31, 2022

Operating expenses for 2023 totaled $287,044 a decrease of $16,636 or 5% as compared to 2022. The decrease was primarily due to a decrease in Professional fees from $33,698 in 2022 to $8,814 in 2021. Interest expense for fiscal year 2023 totaled $220,349, a decrease of $95,867 or 30% as compared to fiscal year 2022, which is attributed to a decrease in debt due the conversion of a promissory note to equity in 2022.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $437,580 and $952,800 for the years ended December 31, 2023 and 2022, respectively. The decrease from fiscal year 2022 is attributed to a reduction in utilization of professional services in 2023. Net cash used in investing activities was zero and $200,000 for the years ended December 31, 2023 and 2022, respectively. The decrease is due to a lack of capital available for such activities in 2023. Net cash provided by financing activities was zero and $202,000 for the years ended December 31, 2023 and 2022, respectively.

The Company has a line of credit arrangement with First Republic Bank with a borrowing limit of $350,000 with interest based upon the lender’s prime rate plus 4.5%. Interest is payable monthly at 7.75%. The line is guaranteed by William R. Hambrecht, Chief Executive Officer and Director. The line of credit is due on demand and is secured by all of the Company’s business assets. At December 31, 2023, the outstanding balance under the line was $348,843.

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

While the Company explores new business opportunities, the primary capital resource of the Company relates to the March 30, 2012 purchase of 468,121 shares of non- marketable investment TangoMe, Inc. The investment in TangoMe, Inc. shares is valued at $3,061,838 and $4,303,369 for the years ended December 31, 2023 and 2022, respectively, For the year ended December 31, 2023, the Company recorded an unrealized loss of $1,241,118 on the investment.. Given that the investment in TangoMe, Inc. does not have a readily determinable fair value, the Company exerts significant judgment in estimating the fair value using various pricing models and the information available to the Company that it deems most relevant. The investment fair value was based in 2022 on using a Best-fit valuation for TangoMe Inc. as determined by the MESE big data analysis system and SPAC inquiries for TangoMe, Inc. In 2023, the Company used a third party valuation from Virtua, Inc. as its primary determinant of fair value. These are the primary significant unobservable inputs used in the fair value measurement of the Company’s investment.

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

On September 17, 2017, Arcimoto listed on Nasdaq. The closing price on December 31, 2021 was $7.78 per share (pre-reverse split price), resulting in a stock holdings valuation of $575,720 and in-the-money options valuation of $28,598 at year-end 2021. During 2022 Arcimoto stock price declined throughout the year, from $7.78 on January 1, 2022 to $0.17 (pre-reverse stock split price) on December 31, 2022. On November 30, 2022, Arcimoto stock went through a 20:1 reverse stock split to enable the stock to continue trading on NASDAQ. Ironstone Properties sold its’ holdings in Arcimoto to cover operating expenses during 2022. The Company holds 1,000 Arcimoto common shares post 20:1 reverse split, at $0.895 per share, for a total value of $895 at December 31, 2023. The 250 (post reverse split) Arcimoto stock options have zero value at December 31, 2023.

The Company purchased 11,233 common shares of the private company Buoy Health, Inc. on March 17, 2021 at $15.92 per share. In July, 2023, Buoy Health, Inc. sold additional shares at $15.85 per share. At that price, the total value of the Company’s investment was $178,043 as of December 31, 2023, resulting in a mark-up gain of $17,101 for the twelve months ended December 31, 2023.

In 2022, the Company purchased 10,074 preferred shares of the privately held company Aristotle at $19.85 per share from Bill Hambrecht and William Mayer totaling $200,000. Given no material activity or transactions during 2023, there was no change in the valuation of the investment during the year.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

IRONSTONE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	December 31, 2023	December 31, 2022

ASSETS:
Cash	$0	$2,595
Investments:
Marketable securities	859	3,300
Non-marketable securities	3,439,881	4,663,898

Total assets	3,440,740	4,669,793

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accrued expenses	$105,016	$37,652
Line of credit borrowings	348,843	348,843
Interest payable line of credit	3,782	15,477
Note payable and accrued interest	2,806,867	2,603,214
Note payable - related party	-	-
Interest payable - related party	-	-
Deferred income tax payable	-	-

Total liabilities	3,264,509	3,006,519

Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value, 25,000,000 shares authorized, of which 3,472,491 shares are issued and outstanding as of December 31, 2022 and 2,937,225 at December 31, 2021	34,725	34,725
Additional paid-in capital	22,860,000	22,860,000
Additional paid-in capital - stock options	706,123	459,314
Accumulated deficit	(22,931,121)	(21,564,277)
Accumulated other comprehensive Income	29,079	396,158
	698,806	2,185,920
Less: Treasury Stock, 745,536 shares, at cost	(522,574)	(522,574)

Total stockholders' equity	176,232	1,663,274

Total liabilities and stockholders' equity	$3,440,740	$4,669,793

The accompanying notes are an integral part of these consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE PROFIT

(unaudited)

	Three Months Ended		Twelve Months Ended
	December 31,		December 31,
	2023	2022	2023	2022

Operating expenses:
Compensation - stock options	$62,209	$124,418	$246,808	$246,808
Professional fees	184	8,753	8,814	33,698
State and local taxes	0	10,221	18,500	10,086
General and administrative expenses	950	4,008	12,922	13,088
Total operating expenses	63,343	147,400	287,044	303,680

Loss from operations	(63,343)	(147,400)	(287,044)	(303,680)

Other expense:
Interest expense	(57,707)	(181,193)	(220,349)	(316,216)
Interest expense to related party	-	-		(18,050)

Net operating loss	$(121,050)	$(328,593)	$(507,393)	$(637,947)

COMPREHENSIVE LOSS, NET OF TAX:
Net operating loss	$(121,050)	$(328,593)	$(507,393)	$(637,947)
Holding gain (loss) arising during the period	(1,223,998)	(614,165)	(1,226,458)	(1,047,131)
Deferred Income Tax	-	318,306	-	318,306
Comprehensive profit (loss)	$(1,345,048)	$(624,452)	$(1,733,851)	$(1,366,772)

Basic gain (loss) per share
Net operating loss per share	$(0.04)	$(0.12)	$(0.19)	$(0.25)
Net comprehensive profit (loss) per share	$(0.49)	$(0.23)	$(0.64)	$(0.55)
Weighted average shares outstanding	2,726,955	2,719,564	2,726,955	2,503,528

The accompanying notes are an integral part of these consolidated financial statements

IRONSTONE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

Years ended December 31, 2022 and 2023

(unaudited)

	Common Stock Shares	Amount	Additional Paid-In Capital	Accumulated Comprehensive Deficit	Treasury Stock Shares	Amount	Total
Balances, December 31, 2021	2,937,225	$29,372	$22,051,589	$(19,801,346)	(745,536)	$(522,574)	$1,757,041

Stock-based compensation			$246,808

New stock issuance	535,266	$5,353	1,020,917

Unrealized loss				$(318,307)

Deferred income taxes				$318,306

Net loss				$(1,366,844)

Balances, December 31, 2022	3,472,491	$34,725	$23,319,314	$(21,168,191)	(745,536)	$(522,574)	$1,663,274

Stock-based compensation			$246,808

Net loss				$(1,733,851)

Balance, December 31, 2023	3,472,491	$34,725	$23,566,123	$(22,902,042)	(745,536)	$(522,574)	$176,232

The accompanying notes are an integral part of these consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Twelve Months Ended December 31
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Comprehensive income (loss)	$(507,393)	$(637,947)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	69,813	3,453
Deferred tax liability		(318,306)
Net cash used in operating activities	(437,580)	(952,800)

CASH FLOWS FROM FINANCING ACTIVITIES:
Interest payable	188,176	(1,021,367)
Interest payable - related party		(181,906)
Proceeds from issuance of notes payable		1,310,548
Principal payment of LOC		-
Paid in capital stock options	246,808	246,808
Conversion of related party debt to new issue common stock		(442,495)
Issuance of new issue common stock		5,353
Additional paid in capital issuance of new issue common stock		1,020,917
Prior Period Adjustment to Retained Earnings		-
Net cash provided by financing activities	434,985	937,858

CASH FLOWS FROM INVESTING ACTIVITIES:
Marketable securities mark to market		(109,625)
Investment in non-marketable securities		(200,000)
Non-marketable securities mark to market		296,446
Net cash provided (used) by financing activities	0	(13,179)

Net increase (decrease) in cash	(2,595)	(28,121)

Cash at beginning of period	$2,595	$30,716

Cash at end of period	$0	$2,595

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$-	$27,035
Cash paid during the period for state franchise taxes	$-	$10,086

Supplemental noncash investing and financing activities:
Officer and director common stock options issued	$246,808	$246,808
Deferred income taxes payable	$-	$-

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

Marketable and Non-Marketable Securities

Marketable and non-marketable securities have been classified by management as available for sale in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320. Marketable securities are recorded at fair value and any unrealized gains and losses are excluded from earnings and reported as a separate component of shareholders’ equity until realized. The fair value of the Company’s marketable securities and investments at December 31, 2023 is based on quoted market prices. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. For marketable securities for which there is an other-than-temporary impairment, an impairment loss is recognized as a realized loss, and related adjustments are not made for recovery in value.

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

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, local, and foreign jurisdictions, where applicable. As of December 31, 2023, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2020 forward for Federal and 2019 forward for California (with limited exceptions).

During the year ended December 31, 2023, the Company recognized and paid $1,035 of interest and penalties related to state income and franchise taxes in its statement of operations.

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

IRONSTONE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables provide information about the Company’s financial instruments measured at fair value on a recurring basis as of December 31 by the fair value hierarchy:

	Level 1	Level 2	Level 3	Balance as of December 31, 2023
Investments:
Publicly traded common stock	$860	$-	$-	$860
Publicly traded options		-	-
Private company common stock	-	-	-3,239,881	3,239,881
Private company preferred stock	-	-	200,000	200,000
Total	$860	$-	$3,439,881	$3,440,741

	Level 1	Level 2	Level 3	Balance as of December 31, 2022
Investments:
Publicly traded common stock	$3,300	$-	$-	$3,300
Publicly traded options	-	-	-	-
Private company common stock	-	-	4,463,898	4,463,898
Private company preferred stock	-	-	200,000	200,000
Total	$3,300	$-	$4,663,898	$4,667,198

IRONSTONE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables presents the Company’s investments measured at fair value using significant unobservable inputs (Level 3), including the valuation technique and unobservable inputs used to measure the fair value of those financial instruments:

	Fair Value as of
	December 31, 2023	Valuation Technique	Unobservable Inputs

Private Company Preferred Stock	$200,000	Purchase price June 10 and 16, 2022	Acquisition cost
Private Company Common Stock	$178,043	Price of June 2023 Round	Recent Funding Round.
Private Company Common Stock	$3,061,838	valuation range $2.25bn	Virtua Valuation Analysis.

	Fair Value as of
	December 31, 2022	Valuation Technique	Unobservable Inputs

Private Company Preferred Stock	$200,000	Purchase price June 10 and 16, 2022	Acquisition cost
Private Company Common Stock	$160,942	MESE system valuation	Big data technology "MESE" system.
Private Company Common Stock	$4,302,956	valuation average range $1.0bn to $1.5bn	Big data technology "MESE" system.

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for fiscal years 2023 and 2022. Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, unrealized gains or (losses) during the period for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value during the period that were attributable to both observable and unobservable inputs.

12 Months Ended December 31, 2023
Balance as of December 31, 2022	$4,663,898
Unrealized loss on investments	(1,224,017)
Purchase of investment
Balance as of December 31, 2023	$3,439,881

12 Months Ended December 31, 2022
Balance as of December 31, 2021	$4,960,344
Unrealized loss on investments	(496,034)
Purchase of investment	200,000
Dividend - return of capital	(412)
Balance as of December 31, 2022	$4,663,898

IRONSTONE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. INVESTMENTS

TangoMe, Inc.

On March 30, 2012, the Company purchased 468,121 shares of Series A Preferred stock from related party William R. Hambrecht at $2.14 per share, resulting in a total investment of $1,000,000. During 2018, TangoMe converted all Preferred stock to common stock. The Company’s TangoMe position was valued at $4,303,369 at December 31, 2022. Utilizing a valuation system from Virtua, Inc. with current available market data from TangoMe, Inc., resulted in a company valuation of $2.25bn which translates to a valuation of $3,061,838 as of December 31, 2023, resulting in a mark-down loss of $1,241,118 for the twelve months ended December 31, 2023. These are the primary significant unobservable inputs used in the fair value measurement of the Company’s investment.

Buoy Health, Inc.

On March 17, 2021 the Company purchased 11,233 common shares of the private company Buoy Health, Inc. at $15.92 per share, totaling $178,824. During 2022, the investment was marked down $17,882 for the year ended December 31, 2022 reflecting market conditions. The total value of the investment was $160,938 at December 31, 2022. In July, 2023, the Buoy Health, Inc. sold additional shares at $15.85 per share. At that price, the total value of the Company’s investment was $178,043 as of December 31, 2023, resulting in a mark-up gain of $17,101 for the twelve months ended December 31, 2023.

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

The closing price on December 31, 2021 was $7.78 per share (pre-reverse split price), resulting in a stock holdings valuation of $575,720 and in-the-money options valuation of $28,598 at year-end 2021. During 2022 Arcimoto stock price declined throughout the year, from $7.78 on January 1, 2022 to $0.17 (pre-reverse stock split price) on December 31, 2022. On November 30, 2022, Arcimoto stock went through a 20:1 reverse stock split to enable the stock to continue trading on NASDAQ. Ironstone Properties sold its’ holdings in Arcimoto to cover operating expenses during 2022. The Company holds 1,000 Arcimoto common shares post 20:1 reverse split, at $0.859 per share, for a total value of $859 at December 31, 2023. The 250 (post reverse split) Arcimoto stock options have zero value at December 31, 2023.

Aristotle, Inc.

On June 10, 2022 Ironstone Properties, Inc. purchased 5,037 preferred shares of private company Aristotle Inc. from William Hambrecht, CEO at $19.85 per share totaling $100,000. On June 16, 2022 Ironstone Properties, Inc. purchased 5,037 preferred shares of private company Aristotle Inc. from William Mayer, Chairman of the Board of Directors at $19.85 per share totaling $100,000. The total valuation of the investment in Aristotle, Inc. for the year ending December 31, 2022 was $200,000. Given no material activity or transactions during 2023, there was no change in the valuation of the investment during the year.

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

IRONSTONE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. NOTE PAYABLE

On March 31, 2012, the Company received $1,000,000 from a third party and issued a related promissory note. The note carries an 8% interest rate, per annum, and had a maturity date of March 31, 2017. Interest accrues on the balance and converts to separate notes payable on a quarterly basis. The total amounts due under this agreement, including the notes related to accrued interest, are due in full at the end of the term. The note is secured by all of the assets of the Company through an accompanying security agreement. If the Company defaults on the note or security agreement, interest would accrue at 10% per annum. The Company was unable to meet its payment obligation by the prescribed deadline, therefore the interest rate stepped up to 10% and interest has been accrued using at the stepped up rate starting April 1, 2017.

On November 30, 2022 the Company renewed its’ note for five years, replacing the note issued April 1, 2012. The renewed terms are 7% interest rate, maturing November 30, 2027. The gross amounts payable under the agreement as of December 31, 2023 and December 31, 2022 was $2,806,867 and $2,618,692 respectively. As part of the note renewal, a warrant was issued to the lender to purchase 319,021 common shares at $2.04 per share. The warrant has a five-year term, expiring November 30, 2027.

On May 27, 2022, William Hambrecht, CEO converted a total of $824,269 of debt and accrued interest for 404,054 shares of Ironstone Properties, Inc. common stock at a price of $2.04 per share.

The scheduled maturities of notes payable outstanding as of December 31, 2023 are as follows:

	Open	Total

Notes payable	$2,806,867	$2,806,867

Letter of Credit	348,843	348,843

Total	$3,155,710	$3,155,710

6. LINE OF CREDIT ARRANGEMENT

The Company has a line of credit arrangement with First Republic Bank (the “lender”) with a borrowing limit of $350,000 with interest based upon the lender’s prime rate plus 4.5% and is payable monthly. At December 31, 2021 and 2020, interest was being paid at a rate of 7.75%. The line is guaranteed by William R. Hambrecht, Director and Chief Executive Officer. The line of credit is due on demand and is secured by all of the Company’s business assets. At December 31, 2023 and 2022, the outstanding balance under the line was $348,843. The total recorded interest expense on this note for the years ended December 31, 2023 and December 31, 2022 was $27,035 and $27,160 respectively. The interest from January 2020 through March 2021 was paid by William Hambrecht. The Company recorded these payments as interest expense and loan payable to William Hambrecht. The line of credit is pending renewal.

IRONSTONE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. INCOME TAXES

ASC 740, “Income Taxes” requires the recognition of deferred tax assets and liabilities for the expected future consequences of events that have been recognized in the financial statements or tax returns. Deferred income taxes reflect the net tax effects of (i) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (ii) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's deferred income taxes at December 31, 2023 and 2022 are as follows:

	2023	2022

Deferred tax asset - Operating loss carryforward	$1,733,851	$(1,150,237)
Deferred tax liability – unrealized gain on marketable and non-marketable securities	-
Less valuation allowance	-	-
Deferred income tax asset (liability) – net	$816,451	$343,231

The reasons for the difference between the amount computed by applying the statutory federal income tax rate to losses before income tax benefit and the actual income tax benefit for the years ended December 31, 2023 and 2022 are as follows:

	2023	2022
Expected Federal income tax benefit (liability)	$574,580	$241,550
State income tax benefit (liability) net of federal tax	241,871	101,681
Total before valuation allowance	816,451	343,231
Change in valuation allowance	-	-
Income tax benefit (liability)	$816,451	$343,231

In the opinion of management, based on the uncertainty that the Company will be able to generate taxable income in the future, the realization of the loss carryforwards is not likely and, accordingly, a valuation allowance has been recorded to offset such amount in its entirety.

The Company is subject to taxation in the U.S. and the state of California. As of December 31, 2023, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2018 forward for Federal and 2017 forward for California (with limited exceptions).

At December 31, 2023, the Company had approximately of net operating loss carryforwards resulting in a Federal deferred tax asset of $574,580 and a state tax asset of $241,871. It is possible that subsequent ownership changes may limit the utilization of these tax attributes. Approximately $xxx,xxx of the federal net operating loss carryforwards will expire in year 2024 through 2042. The remainder of the federal net operating loss carryforwards generated in 2018 and later have indefinite carryforward periods however are limited to 80% of taxable income in any given year. The California net operating loss carryforwards will expire in year 2028 through 2041. Given there is uncertainty as to whether the Company will be profitable in the future, the tax asset is not recognized during 2023.

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

Treasury Stock

On September 15, 2003, the Board of Directors authorized the Company to purchase 745,536 shares of Company common stock at $0.70 per share for an aggregate purchase price of $521,875. The repurchase represented 50.11% of the issued and outstanding shares of the Company. During the year ended December 31, 2008, the Company paid $699 for fractional Treasury shares. As of December 31, 2023 and 2022, the treasury shares are held by the Company.

Preferred Stock

The Company is authorized to issue up to five million shares of preferred stock without further shareholder approval; the rights, preferences and privileges of which would be determined at the time of issuance. No shares have been issued as of December 31, 2023 and 2022.

Stock-Based Compensation

Ironstone recognized stock-based compensation expense of $246,808 during the year ended December 31, 2023. As of December 31, 2022, Ironstone had an aggregate of $79,790 of stock-based compensation remaining to be amortized to expense over the remaining requisite service period of the underlying options. Ironstone currently expects this stock-based compensation balance to be amortized as follows: $79,790 during fiscal year 2024.

Stock Option Plans

On April 29, 2021 the Company revised its 2013 Equity Incentive Plan. As of April 29, 2021, an additional 175,000 options were granted under the Plan, with an exercise price of $1.99 per share, which is based on the weighted average price for the trailing six-month average price and an illiquidity discount of 15%. The options vest straight line over three years and expire seven years following the grant date. The options are amortized over the three-year vesting period. The fair value of these options granted under the Plan were estimated using the Black-Scholes model with the following price and assumptions: Stock Price $2.34, Exercise Price $1.99, Time to Maturity 3 years, Risk-free Interest Rate 0.35%, Annualized Volatility 185%. The plan provides for incentive stock options to be granted at times and prices determined by the Company’s Board of Directors. The stock options are to be granted to directors, officers and employees of the Company, as well as certain consultants and other persons providing services to the Company.

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

For the year ended December 31, 2023 the Company recorded share based compensation expense related to stock options in the amount of $246,808.

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

	Quarters Ended		12 months ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Numerator:
Net Operating Loss	$(121,050)	$(328,593)	$(507,393)	$(637,947)
Denominator:
Weighted average shares outstanding - basic	2,726,955	2,719,564	2,726,955	2,503,528
Effect of dilutive potential shares	345,000	345,000	345,000	345,000
Shares outstanding - diluted	3,071,955	3,064,564	3,071,955	2,848,528
Net loss per share - basic	$(0.04)	$(0.12)	$(0.19)	$(0.25)
Net loss per share - diluted	$(0.04)	$(0.11)	$(0.17)	$(0.22)

	Quarters Ended		12 months ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Numerator:
Net Comprehensive Earnings	$(1,345,048)	$(624,452)	$(1,733,851)	$(1,366,772)
Denominator:
Weighted average shares outstanding - basic	2,726,955	2,719,564	2,726,955	2,503,528
Effect of dilutive potential shares	345,000	345,000	345,000	345,000
Shares outstanding - diluted	3,071,955	3,064,564	3,071,955	2,848,528
Net gain (loss) per share - basic	$(0.49)	$(0.23)	$(0.64)	$(0.55)
Net gain (loss) per share - diluted	$(0.44)	$(0.20)	$(0.56)	$(0.48)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) as of December 31, 2023 in connection with the filing of this Annual Report on Form 10K. Based on that evaluation our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, in light of the material weakness described below, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the material weakness, our Company’s financial statements fairly present in all material respects, the financial condition, results of operations and cash flows of our company as of and for the periods presented in accordance with generally accepted accounting principles in the United States.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting for the three-months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our evaluation, management concluded that, as of December 31, 2023, our internal control over financial reporting was not effective based on those criteria because of the existence of the following material weaknesses:

1)	The Company does not have an adequate number of independent board members nor therefore an independent audit committee.

2)	Our limited number of employees results in the Company’s inability to have a sufficient segregation of duties within its accounting and financial reporting activities.

These absences constitute material weaknesses in the Company’s corporate governance structure.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

Name	Age	Director Since
William R. Hambrecht	88	2007
William Mayer	83	2021
George Hambrecht	52	2021
Michael Huyghue	62	2021
Harold Bradley	66	2021

EXECUTIVE OFFICERS

The following table sets forth the names, ages and positions of the Company’s executive officers as of December 31, 2021. A summary of the background and experience of each of these individuals is set forth after the table.

Name	Age	Position	Held Since

William R. Hambrecht	88	Chief Executive Officer	2007

Robert Hambrecht (1)	60	Chief Financial Officer	2021

Code of Ethics

(1)	On December 22, 2023 Robert Hambrecht was appointed Chief Financial Officer of the Company, replacing Mr. Gene Yates, who remains with the Company assisting with accounting and bookkeeping duties.

The Company has adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all of the Company’s employees (including its executive officers) and directors. The Company shall provide to any person without charge, upon request, a copy of the Code. Any such request must be made in writing to the Company, c/o William R. Hambrecht, 909 Montgomery Street, San Francisco, CA 94133.

PART III – (Continued)

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

Outside directors may also receive stock option grants under the Company’s 2013 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). Only non- employee directors of the Company or an affiliate of such directors (as defined in the Internal Revenue Code of 1986, as amended from time to time, hereinafter the “Code”) are eligible to receive options under the Directors’ Plan. Options granted under the Directors’ Plan are not intended to qualify as incentive stock options under the Code.

Options under the Directors’ Plan have either a ten-year or seven-year term depending on the grant; however, each option will terminate prior to the expiration date if the optionee’s service as a non-employee director, or, subsequently, as an employee, of the Company terminates. All options issued pursuant to the Directors’ Plan vest at a rate of 1/36 per month for 36 months following the date of the grant of the option, or in the event the grant was delayed pending compliance by the Company with certain securities law requirements, the date from which the grant was delayed.

The table below shows the compensation paid to the Company’s non-employee directors during 2023.

Director Compensation
Name	Fees earned or paid in cash($)	Option awards	Total ($)
William Mayer	-	-	-
William R. Hambrecht	-	-	-
George Hambrecht	-	-	-
Michael Huyghue	-	-	-
Harold Bradley	-	-	-

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

PART III – (Continued)

COMPENSATION OF EXECUTIVE OFFICERS

SUMMARY OF COMPENSATION

The following table shows that, for the fiscal year ended December 31, 2023, the Company’s Chief Executive Officer or the Company’s Chief Financial Officer received any compensation..

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS	OPTION AWARDS	NON-EQUITY INCENTIVE PLAN	OTHER COMPENSATION ($)	TOTAL
William R. Hambrecht Chief Executive Officer	2023	--	--	--	--	-	--
Robert Hambrecht Chief Financial Officer (2)	2023	--	--	--	--	--	--

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

(2)	Mr. Hambrecht was appointed as the Company’s Chief Financial Officer effective December 22, 2023. Previously, Mr. Eugene Yates had held the position since March 25, 2021

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards

Name	Number of securities	Number of securities	Option exercise	Option expiration
(a)	unexercised options (#) exercisable (b)	unexercised options (#) unexercisable (c)	price (e)	date (f)

William R. Hambrecht	13,888	11,112	$1.99	4/30/2028

Robert Hambrecht (1)	-	-	$-	-

See the Summary Compensation Table for information regarding vesting.

(1)	Mr. Robert Hambrecht was granted 50,0000 options in January 14, 2024 at an option exercise price of $1.99 per share, with an expiration date of January 14, 2030.

PART III – (Continued)

ADDITONAL EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information regarding shares of common stock that may be issued upon exercise of stock options under the Company's updated Equity Incentive Plan as of December 31, 2023, which was the only plan or arrangement under which equity compensation was outstanding or could be awarded at that date.

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

PART III – (Continued)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of the Company’s Common Stock as of December 31, 2023 by: (i) each director; (ii) each named executive officer; and (iii) all those known by the Company to be beneficial owners of more than five percent of its Common Stock.

BENEFICIAL OWNERSHIP (1)

BENEFICIAL OWNER	NUMBER OF SHARES OF COMMON STOCK	PERCENT TOTAL

William R. Hambrecht	1,357,052	49.8%

Michael Hughue	250,000	9.2%

Shea Ventures	187,296	6.9%

Elizabeth Hambrecht	157,143	5.8%

William Mayer	142,857	5.2%

Harold Bradley	121,212	4.4%

Thomas Thurston	105,714	3.9%

Edmund H. Shea, Jr (deceased and related entities)	113,173	4.2%

Robert Hambrecht	21,429	0.8%

George Hambrecht	17,143	0.6%

All executive officers, directors and over 5% owners as a group	2,451,590	89.9%

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company has been unable to contract a PCAOB auditor for an examination of financial statements and records. The Company continues to search for an auditor.

Auditor Name: N/A Auditor Location:N/A Auditor Firm ID: N/A

Since the Board of Directors does not have an audit committee, the principal auditor will be engaged by the Chief Executive Officer and the Chief Financial Officer on behalf of the Company’s Board of Directors.

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

IRONSTONE PROPERTIES, INC. a Delaware corporation

Date: March 31, 2023	By: /s/ William R. Hambrecht William R. Hambrecht Chief Executive Officer

Date: March 31, 2023	By: /s/ Robert Hambrecht Robert Hambrecht Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William R. Hambrecht William R. Hambrecht	Director, Chief Executive Officer, (Principal Executive Officer)	March 31, 2023

/s/ Robert Hambrecht Robert Hambrecht	Chief Financial Officer, (Principal Financial Officer)	March 31, 2023

/s/ William Mayer William Mayer	Chairman, Board of Directors	March 31, 2023

/s/ George Hambrecht George Hambrecht	Director	March 31, 2023

/s/ Harold Bradley Harold Bradley	Director	March 31, 2023

/s/ Michael Huyghue Michael Huyghue	Director	March 31, 2023