Form 10-K
period 2024-12-31
IRONSTONE PROPERTIES, INC.
filed 2025-04-16
CIK 723269

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-12346

IRONSTONE PROPERTIES, INC.

(Name of Registrant as specified in its charter)

Delaware	95-2829956
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

The approximate aggregate market value of voting stock held by non-affiliates of the Registrant was $507,872 as of December 31, 2024 based on the exercise price of an option grant in early 2024. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

As of March 31, 2025, 3,472,491 shares of Common Stock, $0.01 par value, were outstanding, with 745,536 of those shares held as Treasury Stock by the Company.

PART I

ITEM 1. BUSINESS

BACKGROUND

Ironstone Properties, Inc., (“Ironstone” or the “Company”) formerly named Ironstone Group, Inc. a Delaware corporation, was incorporated in 1972. Since 1986, a majority of Ironstone’s outstanding shares has been owned by Hambrecht & Quist Group, a San Francisco-based investment banking and venture capital firm, and its affiliates (collectively “H&Q”). In September 2003, Ironstone repurchased all of these shares. Such repurchased shares are currently being held as treasury stock. William R. Hambrecht, Director and Chief Executive Officer, owns approximately 49.8% of Ironstone’s outstanding voting shares as of December 31, 2024. During September 2021, Ironstone Group, Inc. changed its name to Ironstone Properties, Inc.

BUSINESS STRATEGY

The Company is pursuing existing and new disruptive business opportunities across a number of technology sectors. At December 31, 2024, the Company had $0 in marketable securities, $26,174 in cash and $3,161,359 in non-marketable investments,

There can be no assurance that the Company will acquire businesses, form additional alliances, or expand its existing services. Failure to expand the scope of services provided by the Company may have an adverse effect on the Company’s results of operations.

EMPLOYEES

As of December 31, 2024, the Company had one part-time contract employee. The contract employee received $5,539 and $8,126 in cash compensation for the years ended December 31, 2024 and 2023 respectively, and are not subject to a collective bargaining agreement.

ITEM 1A. RISK FACTORS

The Company’s main assets are investments in non-marketable securities of TangoMe Inc., Buoy Health, Inc., and Aristotle Inc.. There can be no assurance that a market will continue to exist for these investments.

The Company has been unable to contract a PCAOB auditor for an examination of the 2024, 2023 and 2022 financial statements and records. The Company continues to search for an auditor.

Due to the Company not being able to secure an external audit, the SEC removed Ironstone Properties from “Retail OTC” and place the Company in the “Expert Trading” category of the OTC during September 2022, thereby reducing trading liquidity. The Company is presently pursuing an effort to relist on the OTC, though there is no assurance that this effort will be successful.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY RISK MANAGEMENT AND STRATEGY

The Company maintains basic cybersecurity measures appropriate for our small size and limited technology infrastructure. Our primary business systems consist of QuickBooks and standard office productivity software. Our approach to cybersecurity risk identification includes:

●	Regular review of user access to our financial systems
●	Monitoring for unusual login attempts or activities
●	Awareness of cybersecurity threats common to small businesses through industry publications and alerts

Risk Management Process

Our cybersecurity risk management process is designed to address identified risks through:

●	Implementation of basic safeguards, including strong password requirements and regular password changes
●	Multi-factor authentication for access to QuickBooks and other critical business applications
●	Regular backup of business-critical data
●	Installation of commercially available antivirus and security software on all Company computers
●	Timely application of security updates and patches to operating systems and applications
●	Use of secure, password-protected Wi-Fi networks for all business operations

Material Effects of Cybersecurity Threats

During the reporting period, the Company has not experienced cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition.

Cybersecurity Governance

Board Oversight

Given our small size, our full Board of Directors maintains direct oversight of cybersecurity matters. The Board reviews cybersecurity as part of its risk oversight responsibilities at least annually, and more frequently if specific concerns arise. During these reviews, the Board considers:

●	Any cybersecurity incidents or concerns that occurred since the last review
●	Changes to the Company's technology usage that might affect cybersecurity risk
●	Basic protective measures in place and any recommended improvements
●	Resource allocation for cybersecurity protection

Management’s Role

Due to our limited organizational structure:

●	Our [CEO/President] has primary responsibility for overseeing the Company’s cybersecurity practices
●	Our [Controller/Bookkeeper] is responsible for implementing security measures related to our financial systems, including QuickBooks
●	We engage an external IT support provider on an as-needed basis to assist with technical security matters and recommend appropriate safeguards
●	All employees are expected to follow basic security protocols, including proper password management and data protection

Cybersecurity Expertise

The Company does not have dedicated cybersecurity personnel or specialized expertise on the Board. We compensate for this by:

●	Utilizing our external IT support provider for technical guidance
●	Accessing free cybersecurity resources available to small businesses through organizations such as the Small Business Administration (SBA) and the Federal Trade Commission (FTC)
●	Subscribing to cybersecurity alert services relevant to small businesses
●	Considering basic cybersecurity training for key personnel who handle sensitive information

Use of External Resources

The Company relies on the following external resources to support our cybersecurity efforts:

●	Contracted IT support services on an as-needed basis
●	Standard commercial security software for virus and malware protection
●	Cloud service providers that maintain security for hosted applications we use
●	QuickBooks security features and Intuit's security infrastructure for financial data

ITEM 2. PROPERTIES

The Company’s principal executive offices are located at 909 Montgomery Street, San Francisco, California 94133, in office space leased by WR Hambrecht+Co., LLC.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Our common stock traded on the OTC Markets under the trading symbol IRNS until September 2022. The table below sets forth, for the fiscal quarters indicated, the reported high and low sale prices of our common stock, as reported by the OTC Markets. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Also, due to the very limited and sporadic nature of trading in our common stock, we believe there is not an established public trading market in our common stock, and there can be no assurance that such a trading market will develop. The following table sets forth the range of high and low closing sale prices for our common stock for each period indicated:

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

As of December 31, 2024, there were approximately 500 holders of record of the Company’s common stock. The Company has not paid cash dividends on its common stock since its inception and does not intend to pay cash dividends on its common stock in the foreseeable future.

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

The stock options were issued in reliance on the exception from registration provided by Section 4(a) (2) of the Securities Act of 1933.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

Year ended December 31	2024	2023

Total Income	$(158,973)	$(1,226,458)

Operating Expenses	$212,336	$287,044

Total Loss from Operation	$(371,309)	$(1,513,502)

Comprehensive gain after income taxes	$(599,302)	$(1,733,851)

Cash	$26,174	$0

Marketable securities	$0	$895

Non-marketable securities	$3,161,359	$3,439,881

Total assets	$3,187,532	$3,440,740

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

RESULTS OF OPERATIONS

Years ended December 31, 2024 and December 31, 2023

Operating expenses for 2024 totaled $212,333 a decrease of $74,708 or 26% as compared to 2023. The decrease was primarily due to a decrease in compensation from stock options from $246,808 in 2023 to $145,248 in 2024, a decrease of $101,560. This decrease was offset to some extent by an increase of $26,852 in professional fees, state and local taxes and general and administrative fees.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $600,155 and $1,664,038 for the years ended December 31, 2024 and 2023, respectively. The decrease from fiscal year 2023 is attributed to the payment of a dividend and the sale of stock during 2024. Net cash used in investing activities was $279,382 and $1,226,458 for the years ended December 31, 2024 and 2023, respectively. The decrease is due to a lower market to market in 2024. Net cash provided by financing activities was $346,947 and $434,985 for the years ended December 31, 2024 and 2023, respectively, representing non-cash charges for accrued interest and the vesting of options.

The Company has a line of credit arrangement with First Republic Bank with a borrowing limit of $350,000 with interest based upon the lender’s prime rate plus 4.5%. Interest is payable monthly at 7.75%. The line is guaranteed by William R. Hambrecht, Chief Executive Officer and Director. The line of credit is due on demand and is secured by all of the Company’s business assets. At December 31, 2024, the outstanding balance under the line was $348,843.

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

While the Company explores new business opportunities, the primary capital resource of the Company relates to the March 30, 2012 purchase of 468,121 shares of non- marketable investment TangoMe, Inc. The investment in TangoMe, Inc. shares is valued at $3,061,838 and $4,303,369 for the years ended December 31, 2024 and 2023, respectively, For the year ended December 31, 2024, the Company recorded an unrealized loss of $1,241,118 on the investment. Given that the investment in TangoMe, Inc. does not have a readily determinable fair value, the Company exerts significant judgment in estimating the fair value using various pricing models and the information available to the Company that it deems most relevant. The investment fair value was based in 2022 on using a Best-fit valuation for TangoMe Inc. as determined by the MESE big data analysis system and SPAC inquiries for TangoMe, Inc. In 2023, the Company used a third party valuation from Virtua, Inc. as its primary determinant of fair value. These are the primary significant unobservable inputs used in the fair value measurement of the Company’s investment.

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

On September 17, 2017, Arcimoto listed on Nasdaq. The closing price on December 31, 2021 was $7.78 per share (pre-reverse split price), resulting in a stock holdings valuation of $575,720 and in-the-money options valuation of $28,598 at year-end 2021. During 2022 Arcimoto stock price declined throughout the year, from $7.78 on January 1, 2022 to $0.17 (pre-reverse stock split price) on December 31, 2022. On November 30, 2022, Arcimoto stock went through a 20:1 reverse stock split to enable the stock to continue trading on NASDAQ. Ironstone Properties sold its’ holdings in Arcimoto to cover operating expenses during 2022. The Company holds 1,000 Arcimoto common shares post 20:1 reverse split, at $0.895 per share, for a total value of $895 at December 31, 2023. The 250 (post reverse split) Arcimoto stock options have zero value at December 31, 2024.

The Company purchased 11,233 common shares of the private company Buoy Health, Inc. on March 17, 2021 at $15.92 per share. In July, 2023, Buoy Health, Inc. sold additional shares at $15.85 per share. At that price, the total value of the Company’s investment was $178,043 as of December 31, 2023, resulting in a mark-up gain of $17,101 for the twelve months ended December 31, 2023.  In 2024, Buoy management executed a buyout of a significant strategic partner, purchasing those shares at $0.05 per share.  The Company marked their shares down to that price, resulting in a mark-down loss of $177,481 for the twelve months ended December 31, 2024

In 2022, the Company purchased 10,074 preferred shares of the privately held company Aristotle at $19.85 per share from Bill Hambrecht and William Mayer totaling $200,000. Given no material activity or transactions during 2024, there was no change in the valuation of the investment during the year.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

IRONSTONE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	December 31, 2024	December 31, 2023

ASSETS:
Cash	$26,174	$0
Investments:
Marketable securities	0	859
Non-marketable securities	3,161,359	3,439,881

Total assets	3,187,532	3,440,740

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accrued expenses	$62,678	$105,016
Line of credit borrowings	348,843	348,843
Interest payable line of credit	45,268	3,782
Note payable and accrued interest	3,008,566	2,806,867
Note payable - related party	-	-
Interest payable - related party	-	-
Deferred income tax payable	-	-

Total liabilities	3,465,355	3,264,509

Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value, 25,000,000 shares authorized, of which 3,472,491 shares are issued and outstanding as of December 31, 2022 and 2,937,225 at December 31, 2021	34,725	34,725
Additional paid-in capital	22,860,000	22,860,000
Additional paid-in capital - stock options	851,371	706,123
Accumulated deficit	(24,664,972)	(22,931,121)
Accumulated other comprehensive Income	1,163,628	29,079
	244,752	698,806
Less: Treasury Stock, 745,536 shares, at cost	(522,574)	(522,574)

Total stockholders' equity	(277,822)	176,232

Total liabilities and stockholders' equity	$3,187,532	$3,440,740

The accompanying notes are an integral part of these consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE PROFIT

(unaudited)

	Three Months Ended		Twelve Months Ended
	December 31,		December 31,
	2024	2023	2024	2023

Income:
Mark to Market gain (loss)	$(24)	$19	$(859)	$(2,441)
Realized Gain – Private Investments			11,663
Mark to Market Private Equity	(245,464)	(1,224,017)	(245,464)	(1,224,017)
Dividend Income			75,687
Total Income	$(245,488)	$(1,223,998)	$(158,973)	$(1,226,458)

Operating expenses:
Compensation - stock options	$41,070	$62,209	$145,248	$246,808
Professional fees	8,808	184	21,107	8,814
State and local taxes	12,497	0	28,549	18,500
General and administrative expenses	16,716	950	17,431	12,922
Total operating expenses	79,092	63,343	212,336	287,044

Loss from operations	(324,579)	(1,287,341)	(371,309)	(1,513,502)

Other expense:
Interest expense	(59,333)	(57,707)	(227,994)	(220,349)
Interest expense to related party	-	-	-	-

Net operating loss	$(383,912)	$(1,345,048)	$(599,302)	$(1,733,851)

Basic gain (loss) per share
Net operating loss per share	$(0.14)	$(0.49)	$(0.22)	$(0.64)
Weighted average shares outstanding	2,726,955	2,719,564	2,726,955	2,503,528

The accompanying notes are an integral part of these consolidated financial statements

IRONSTONE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

Years ended December 31, 2022 and 2023

(unaudited)

	Common Stock Shares	Amount	Additional Paid-In Capital	Accumulated Comprehensive Deficit	Treasury Stock Shares	Amount	Total
Balances, December 31, 2022	3,472,491	$34,725	$23,319,314	$(21,168,191)	(745,536)	$(522,574)	$1,663,274

Stock-based compensation			$246,808

Net loss				$(1,733,851)

Balance, December 31, 2023	3,472,491	$34,725	$23,566,123	$(22,902,042)	(745,536)	$(522,574)	$176,232

Stock-based compensation			$145,248

Net loss				$(599,302)

Balance, December 31, 2024	3,472,491	$34,725	$23,711,371	$(23,501,344)	(745,536)	$(522,574)	$(277,822)

The accompanying notes are an integral part of these consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Twelve Months Ended December 31
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net operating loss	$(599,302)	$(1,733,851)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(852)	69,813
Deferred tax liability
Net cash used in operating activities	(600,155)	(1,664,038)

CASH FLOWS FROM FINANCING ACTIVITIES:
Interest payable	201,699	188,176
Interest payable - related party
Proceeds from issuance of notes payable
Principal payment of LOC
Paid in capital stock options	145,248	246,808
Conversion of related party debt to new issue common stock
Issuance of new issue common stock
Additional paid in capital issuance of new issue common stock
Prior Period Adjustment to Retained Earnings
Net cash provided by financing activities	346,947	434,985

CASH FLOWS FROM INVESTING ACTIVITIES:
Marketable securities mark to market	859	2,441
Investment in non-marketable securities
Non-marketable securities mark to market	278,523	1,224,017
Net cash provided (used) by financing activities	279,382	1,226,458)

Net increase (decrease) in cash	26,174	(2,595)

Cash at beginning of period	$0	$2,595

Cash at end of period	$26,174	$0

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$-	$-
Cash paid during the period for state franchise taxes	$-	$10,086

Supplemental noncash investing and financing activities:
Officer and director common stock options issued	$145,248	$246,808
Deferred income taxes payable	$-	$-

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

Marketable and Non-Marketable Securities

Marketable and non-marketable securities have been classified by management as available for sale in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320. Marketable securities are recorded at fair value and any unrealized gains and losses are excluded from earnings and reported as a separate component of shareholders’ equity until realized. The fair value of the Company’s marketable securities and investments at December 31, 2024 is based on quoted market prices. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. For marketable securities for which there is an other-than-temporary impairment, an impairment loss is recognized as a realized loss, and related adjustments are not made for recovery in value.

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

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, local, and foreign jurisdictions, where applicable. As of December 31, 2024, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2021 forward for Federal and 2020 forward for California (with limited exceptions).

During the year ended December 31, 2024, the Company recognized and paid $3,332 of interest and penalties related to state income and franchise taxes in its statement of operations.

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

Liquidity

As reflected in the accompanying financial statements the Company has net losses and has a negative cash flow from operations. If necessary, the Company may seek to sell additional debt or equity securities or enter into new credit facilities to meet its cash needs. The Company cannot make assurances that it will be able to complete any financing or liquidity transaction, that such financing or liquidity transaction will be adequate for the Company’s needs, or that a financing or liquidity transaction will be completed in a timely manner. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recovery and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

IRONSTONE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables provide information about the Company’s financial instruments measured at fair value on a recurring basis as of December 31 by the fair value hierarchy:

	Level 1	Level 2	Level 3	Balance as of December 31, 2024
Investments:
Publicly traded common stock	$0	$-	$-	$860
Publicly traded options		-	-
Private company common stock	-	-	2,961,359	2,961,359
Private company preferred stock	-	-	200,000	200,000
Total	$860	$-	$3,161,359	$3,161,359

	Level 1	Level 2	Level 3	Balance as of December 31, 2023
Investments:
Publicly traded common stock	$860	$-	$-	$860
Publicly traded options	-	-	-	-
Private company common stock	-	-	3,239,881	3,239,881
Private company preferred stock	-	-	200,000	200,000
Total	$860	$-	$3,439,881	$3,440,741

IRONSTONE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables presents the Company’s investments measured at fair value using significant unobservable inputs (Level 3), including the valuation technique and unobservable inputs used to measure the fair value of those financial instruments:

	Fair Value as of
	December 31, 2024	Valuation Technique	Unobservable Inputs

Private Company Preferred Stock	$200,000	Purchase price June 2022	Acquisition cost
Private Company Common Stock	$562	Price of Management Buyout	Recent Funding Round.
Private Company Common Stock	$2,960,797	Valuation range $2.25bn	Virtua Valuation Analysis.

	Fair Value as of
	December 31, 2023	Valuation Technique	Unobservable Inputs

Private Company Preferred Stock	$200,000	Purchase price June 2022	Acquisition cost
Private Company Common Stock	$178,043	Price of June 2023 Round	Recent Funding Round.
Private Company Stock	$3,061,838	Valuation range $2.25bn	Virtua Valuation Analysis.

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for fiscal years 2024 and 2023. Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, unrealized gains or (losses) during the period for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value during the period that were attributable to both observable and unobservable inputs.

12 Months Ended December 31, 2024
Balance as of December 31, 2023	$3,439,881
Unrealized loss on investments	(245,465)
Purchase of investment
Tender Offer Sale - Return of Capital	(33,058)
Balance as of December 31, 2024	$3,161,358

12 Months Ended December 31, 2023
Balance as of December 31, 2022	$4,663,898
Unrealized loss on investments	(1,224,017)
Purchase of investment
Balance as of December 31, 2023	$3,439,881

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

On May 3, 2024, the Company received a dividend of $75,687 from TangoMe.

Buoy Health, Inc.

On March 17, 2021 the Company purchased 11,233 common shares of the private company Buoy Health, Inc. at $15.92 per share, totaling $178,824. During 2022, the investment was marked down $17,882 for the year ended December 31, 2022 reflecting market conditions. The total value of the investment was $160,938 at December 31, 2022. In July, 2023, the Buoy Health, Inc. sold additional shares at $15.85 per share. At that price, the total value of the Company’s investment was $178,043 as of December 31, 2023, resulting in a mark-up gain of $17,101 for the twelve months ended December 31, 2023. In 2024, Buoy management executed a buyout of a significant strategic partner, purchasing those shares at $0.05 per share. The Company marked their shares down to that price, resulting in a mark-down loss of $177,481 for the twelve months ended December 31, 2024.

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

The closing price on December 31, 2021 was $7.78 per share (pre-reverse split price), resulting in a stock holdings valuation of $575,720 and in-the-money options valuation of $28,598 at year-end 2021. During 2022 Arcimoto stock price declined throughout the year, from $7.78 on January 1, 2022 to $0.17 (pre-reverse stock split price) on December 31, 2022. On November 30, 2022, Arcimoto stock went through a 20:1 reverse stock split to enable the stock to continue trading on NASDAQ. Ironstone Properties sold its’ holdings in Arcimoto to cover operating expenses during 2022. The Company holds 1,000 Arcimoto common shares post 20:1 reverse split, at $0.001 per share, for a total value of $0 at December 31, 2024. The 250 (post reverse split) Arcimoto stock options have zero value at December 31, 2024.

Aristotle, Inc.

On June 10, 2022 Ironstone Properties, Inc. purchased 5,037 preferred shares of private company Aristotle Inc. from William Hambrecht, CEO at $19.85 per share totaling $100,000. On June 16, 2022 Ironstone Properties, Inc. purchased 5,037 preferred shares of private company Aristotle Inc. from William Mayer, Chairman of the Board of Directors at $19.85 per share totaling $100,000. The total valuation of the investment in Aristotle, Inc. for the year ending December 31, 2022 was $200,000. Given no material activity or transactions during 2024, there was no change in the valuation of the investment during the year.

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

The scheduled maturities of notes payable outstanding as of December 31, 2024 are as follows:

	Open	Total

Notes payable and accrued interest	$3,008,566	$3,008,566

Letter of Credit	348,843	348,843

Total	$3,357,409	$3,357,409

6. LINE OF CREDIT ARRANGEMENT

The Company has a line of credit arrangement with First Republic Bank (the “lender”) with a borrowing limit of $350,000 with interest based upon the lender’s prime rate plus 4.5% and is payable monthly. At December 31, 2021 and 2020, interest was being paid at a rate of 7.75%. The line is guaranteed by William R. Hambrecht, Director and Chief Executive Officer. The line of credit is due on demand and is secured by all of the Company’s business assets. At December 31, 2024 and 2023, the outstanding balance under the line was $348,843. The total recorded interest expense on this note for the years ended December 31, 2024 and December 31, 2023 was $26,295 and $32,172 respectively. The interest from January 2020 through March 2021 was paid by William Hambrecht. The Company recorded these payments as interest expense and loan payable to William Hambrecht. The line of credit is pending renewal.

IRONSTONE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. INCOME TAXES

ASC 740, “Income Taxes” requires the recognition of deferred tax assets and liabilities for the expected future consequences of events that have been recognized in the financial statements or tax returns. Deferred income taxes reflect the net tax effects of (i) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (ii) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's deferred income taxes at December 31, 2024 and 2023 are as follows:

	2024	2023

Deferred tax asset - Operating loss carryforward	$(4,534,407)	$(2,736,096)
Deferred tax liability – unrealized gain on marketable and non-marketable securities	-	-
Less valuation allowance	-	-
Deferred income tax asset (liability) – net	$1,353,067	$816,451

The reasons for the difference between the amount computed by applying the statutory federal income tax rate to losses before income tax benefit and the actual income tax benefit for the years ended December 31, 2024 and 2023 are as follows:

	2024	2023
Expected Federal income tax benefit (liability)	$952,226	$574,580
State income tax benefit (liability) net of federal tax	400,842	241,871
Total before valuation allowance	1,353,067	816,451
Change in valuation allowance	-	-
Income tax benefit (liability)	$1,353,067	$816,451

In the opinion of management, based on the uncertainty that the Company will be able to generate taxable income in the future, the realization of the loss carryforwards is not likely and, accordingly, a valuation allowance has been recorded to offset such amount in its entirety.

The Company is subject to taxation in the U.S. and the state of California. As of December 31, 2024, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2021 forward for Federal and 2020 forward for California (with limited exceptions).

At December 31, 2024, the Company had approximately of net operating loss carryforwards resulting in a Federal deferred tax asset of $952,226 and a state tax asset of $400,842. It is possible that subsequent ownership changes may limit the utilization of these tax attributes. Approximately $4,534,407 of the federal net operating loss carryforwards will expire in year 2025 through 2042. The remainder of the federal net operating loss carryforwards generated in 2018 and later have indefinite carryforward periods however are limited to 80% of taxable income in any given year. The California net operating loss carryforwards will expire in year 2028 through 2041. Given there is uncertainty as to whether the Company will be profitable in the future, the tax asset is not recognized during 2024.

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

Treasury Stock

On September 15, 2003, the Board of Directors authorized the Company to purchase 745,536 shares of Company common stock at $0.70 per share for an aggregate purchase price of $521,875. The repurchase represented 50.11% of the issued and outstanding shares of the Company. During the year ended December 31, 2008, the Company paid $699 for fractional Treasury shares. As of December 31, 2024 and 2023, the treasury shares were held by the Company.

Preferred Stock

The Company is authorized to issue up to five million shares of preferred stock without further shareholder approval; the rights, preferences and privileges of which would be determined at the time of issuance. No shares have been issued as of December 31, 2024 and 2023.

Stock-Based Compensation

Ironstone recognized stock-based compensation expense of $145,248 during the year ended December 31, 2024. As of December 31, 2024, Ironstone had an aggregate of $133,092 of stock-based compensation remaining to be amortized to expense over the remaining requisite service period of the underlying options. Ironstone currently expects this stock-based compensation balance to be amortized as follows: $63,884 during fiscal year 2025, $63,884 in 2026 and $5,324 in 2027.

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

For the year ended December 31, 2024 the Company recorded share based compensation expense related to stock options in the amount of $145,248.

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

	Quarters Ended		12 months ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Numerator:
Net Operating Loss	$(383,912)	$(1,345,048)	$(599,302)	$(1,733,851)
Denominator:
Weighted average shares outstanding - basic	2,726,955	2,719,564	2,726,955	2,503,528
Effect of dilutive potential shares	395,000	345,000	395,000	345,000
Shares outstanding - diluted	3,121,955	3,071,955	3,121,955	3,071,955
Net loss per share - basic	$(0.14)	$(0.49)	$(0.22)	$(0.64)
Net loss per share - diluted	$(0.12)	$(0.44)	$(0.19)	$(0.56)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) as of December 31, 2024 in connection with the filing of this Annual Report on Form 10K. Based on that evaluation our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, in light of the material weakness described below, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the material weakness, our Company’s financial statements fairly present in all material respects, the financial condition, results of operations and cash flows of our company as of and for the periods presented in accordance with generally accepted accounting principles in the United States.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting for the three-months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our evaluation, management concluded that, as of December 31, 2024, our internal control over financial reporting was not effective based on those criteria because of the existence of the following material weaknesses:

1)	The Company does not have an adequate number of independent board members nor therefore an independent audit committee.

2)	Our limited number of employees results in the Company’s inability to have a sufficient segregation of duties within its accounting and financial reporting activities.

These absences constitute material weaknesses in the Company’s corporate governance structure.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

Name	Age	Director Since
William R. Hambrecht	89	2007
William Mayer	84	2021
George Hambrecht	53	2021
Michael Huyghue	63	2021
Harold Bradley	67	2021

EXECUTIVE OFFICERS

The following table sets forth the names, ages and positions of the Company’s executive officers as of December 31, 2021. A summary of the background and experience of each of these individuals is set forth after the table.

Name	Age	Position	Held Since

William R. Hambrecht	89	Chief Executive Officer	2007

Robert Hambrecht (1)	59	Chief Financial Officer	2021

Code of Ethics

(1)	On December 22, 2023 Robert Hambrecht was appointed Chief Financial Officer of the Company, replacing Mr. Gene Yates, who remains with the Company assisting with accounting and bookkeeping duties.

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

The table below shows the compensation paid to the Company’s non-employee directors during 2024.

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

PART III – (Continued)

COMPENSATION OF EXECUTIVE OFFICERS

SUMMARY OF COMPENSATION

The following table shows that, for the fiscal year ended December 31, 2024, the Company’s Chief Executive Officer or the Company’s Chief Financial Officer received any compensation.

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS	OPTION AWARDS	NON- EQUITY INCENTIVE PLAN	OTHER COMPENSATION ($)	TOTAL
William R. Hambrecht Chief Executive Officer	2024	--	--	--	--	-	--
Robert Hambrecht Chief Financial Officer (2)	2024	--	--	50,000	--	--	--

(1)

See note 8 to the Company audited Consolidated Financial statements included in Item 8 to this report for a description of the assumption underlying the calculation of grant date fair value. The options have a term of seven years, however the optionee’s options will expire 90 days after the optionee’s service to the Company terminates. The options vest over a three-year period at the rate of 1/36 per month.

(2)

Mr. Hambrecht was appointed as the Company’s Chief Financial Officer effective December 22, 2023. Previously, Mr. Eugene Yates had held the position since March 25, 2021. On February 5, 2024, 50,000 Stock Options were granted to Mr. Hambrecht at an exercise price of $2.00 per share.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards

Name	Number of securities	Number of securities	Option exercise price	Option expiration date
(a)	unexercised options (#) exercisable (b)	unexercised options (#) unexercisable (c)	(e)	(f)
William R. Hambrecht	25,000		$1.99	4/30/2028

Robert Hambrecht (1)	15,268	34,732	$2.00	2/5/2030-

See the Summary Compensation Table for information regarding vesting.

(1)	Mr. Robert Hambrecht was granted 50,0000 options in January 14, 2024 at an option exercise price of $2.00 per share, with an expiration date of February 5, 2030.

PART III – (Continued)

ADDITONAL EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information regarding shares of common stock that may be issued upon exercise of stock options under the Company's updated Equity Incentive Plan as of December 31, 2024, which was the only plan or arrangement under which equity compensation was outstanding or could be awarded at that date.

Plan Category	A. Number of securities to be issued upon exercise of outstanding options, warrants, and rights	B. Weighted- average exercise price of outstanding options, warrants, and rights	C. Number of securities remaining available for future issuance under equity compensation plans (excluding securities) reflected in column A)
Equity compensation plans	395,000	$1.474	0

Total	395,000		0

PART III – (Continued)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of the Company’s Common Stock as of December 31, 2024 by: (i) each director; (ii) each named executive officer; and (iii) all those known by the Company to be beneficial owners of more than five percent of its Common Stock.

BENEFICIAL OWNERSHIP (1)

BENEFICIAL OWNER	NUMBER OF SHARES OF COMMON STOCK	PERCENT TOTAL

William R. Hambrecht	1,357,052	49.8%

Michael Hughue	250,000	9.2%

Shea Ventures	187,296	6.9%

Elizabeth Hambrecht	157,143	5.8%

William Mayer	142,857	5.2%

Harold Bradley	121,212	4.4%

Thomas Thurston	105,714	3.9%

Edmund H. Shea, Jr (deceased and related entities)	113,173	4.2%

Robert Hambrecht	21,429	0.8%

George Hambrecht	17,143	0.6%

All executive officers, directors and over 5% owners as a group	2,473,019	90.7%

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

(2)	The Company Stock options exercisable currently or within 60 days after March 31, 2024 are 34,732.

(3)	Applicable percentages are based on 2,726,955 shares outstanding on March 31, 2024.

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

IRONSTONE PROPERTIES, INC. a Delaware corporation

Date: April 15, 2025	By: /s/ William R. Hambrecht William R. Hambrecht Chief Executive Officer

Date: April 15, 2025	By: /s/ Robert Hambrecht Robert Hambrecht Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William R. Hambrecht William R. Hambrecht	Director, Chief Executive Officer, (Principal Executive Officer)	April 15, 2025

/s/ Robert Hambrecht Robert Hambrecht	Chief Financial Officer, (Principal Financial Officer)	April 15, 2025

/s/ William Mayer William Mayer	Chairman, Board of Directors	April 15, 2025

/s/ George Hambrecht George Hambrecht	Director	April 15, 2025

/s/ Harold Bradley Harold Bradley	Director	April 15, 2025

/s/ Michael Huyghue Michael Huyghue	Director	April 15, 2025