Form 10-Q
period 2025-09-30
IRONSTONE PROPERTIES, INC.
filed 2025-11-12
CIK 723269

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED September 30, 2025

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-12346

IRONSTONE PROPERTIES, INC.

(Name of Registrant as specified in its charter)

Delaware	95-2829956
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

40 Mesa Street, Suite 105 San Francisco, CA 94129

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
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of September 30, 2025, 3,472,491 shares of Common Stock, $0.01 par value, were outstanding.

Exhibit Index

PART I. FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENT

IRONSTONE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2025	December 31, 2024
ASSETS:
Cash	$6,167	$26,174
Investments:
Marketable securities		0
Non-marketable securities	3,161,359	3,161,359

Total Assets	$3,167,526	$3,187,532

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accounts payable and accrued expenses	$58,099	$62,678
Line of credit borrowings	348,843	348,843
Interest payable line of credit	63,035	45,268
Note payable and accrued interest	3,170,043	3,008,566

Total liabilities	$3,640,020	$3,465,355

Stockholders’ equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding		-
Common stock, $0.01 par value, 25,000,000 shares authorized, of which 3,472,491 shares are issued and outstanding as of December 31, 2022 and 2,937,225 at December 31, 2021	34,725	34,725
Additional paid-in capital	22,860,000	22,860,000
Additional paid-in capital - stock options	900,872	818,642
Accumulated deficit	(25,264,274)	(24,664,972)
Accumulated other comprehensive Income	1,518,757	1,196,357

Less: Treasury Stock, 745,536 shares, at cost	(522,574)	(522,574)

Total stockholders' equity	(472,494)	(277,822)

Total liabilities and stockholders' equity	$3,167,526	$3,187,532

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE PROFIT

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30
	2025	2024	2025	2024
Income
Mark to Market Gain/(Loss)	$-	$(127)	$-	$(835)
Realized Gain – Private Investments				11,663
Dividend Income	$-	-	-	75,687

Gain (loss) from operations	-	(127)	-	86,515

Operating expenses:
Compensation – stock options	16,501	8,341	49,502	104,178
Professional fees	1,657	7,124	4,913	10,880
State and local taxes	4,850	6,352	14,979	16,052
General and administrative expenses	1,395	492	(4,465)	2,134
Total operating expenses	24,403	22,309	64,929	133,244

Gain (loss) from operations	(24,403)	(22,436)	(64,929)	(46,729)

Other expense:
Interest expense	61,776	54,713	179,244	168,661

Net operating gain (loss)	$(86,179)	$(77,149)	(244,173)	(215,390)

COMPREHENSIVE LOSS, NET OF TAX
Net operating gain (loss)	$(86,179)	$(77,149)	(244,173)	(215,390)
Unrealized holding gain (loss) arising during the period				(33,059)

Comprehensive profit	$(86,179)	$(77,149)	$(244,173)	$(248,449)

Basic gain (loss) per share
Net operating profit (loss) per share	$(0.03)	$(0.03)	$(0.09)	$(0.08)
Net comprehensive profit (loss) per share	$(0.03)	$(0.03)	$(0.09)	$(0.09)

Weighted average shares outstanding	2,726,955	2,726,955	2,726,955	2,726,955

The accompanying notes are an integral part of these condensed consolidated financial statement

IRONSTONE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	9 Months Ended Ended	9 Months Ended
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Comprehensive income (loss)	$(244,173)	$(215,390)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(4,579)	15,638
Interest payable	179,244	145,754
Net cash used in operating activities	(69,508)	161,392

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payables
Paid in capital stock options	49,501	104,178
Net cash provided by financing activities	49,501	104,178

CASH FLOWS FROM INVESTING ACTIVITIES
Marketable securities mark to market	0	(835)
Non-marketable securities mark to market	0	33,059
Net cash provided (used) by financing activities	0	33,894

Net increase (decrease) in cash	(20,007)	84,074

Cash at beginning of period	26,174	0

Cash at end of period	$6,167	$84,074

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$0	$0
Cash paid during the period for state franchise taxes	$14,979	$0

Supplemental noncash investing and financing activities:
Officer and director common stock options issued	-	50,000

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

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2025 and December 31, 2024, the results of its operations for the three month periods ended September 30, 2025 and September 30, 2024 and nine months ending September 30, 2025 and September 30, 2024 and its cash flows for the nine month periods ended September 30, 2025 and September 30, 2024. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year. The condensed consolidated financial statements presented herein have been prepared by management, without audit by independent auditors who do not express an opinion thereon and does not include all disclosures required for annual periods. The last audited annual report on Form 10-K was for the fiscal year ended December 31, 2014.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Marketable and Non-Marketable Securities

Marketable and non-marketable securities have been classified by management as available for sale in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320, marketable securities are recorded at fair value and any unrealized gains and losses are excluded from earnings and reported as a separate component of stockholders’ equity until realized. The fair value of the Company’s marketable securities and investments at September 30, 2025 and December 31, 2024 are based on quoted market prices. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. For marketable securities for which there is an other-than-temporary impairment, an impairment loss is recognized as a realized loss, and related adjustments are not made for recovery in value. The Company has not realized any such impairment losses to date.

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

Income Taxes

The Company and its wholly owned subsidiaries file a consolidated federal income tax return. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred income taxes. Deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Deferred income taxes are also recognized for net operating loss carryforwards that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2025 and December 31, 2024, a full valuation allowance has been recorded to offset loss carryforwards as, in management’s opinion, there is uncertainty as to whether or not the Company will be able to generate taxable income in the future.

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

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, local, and foreign jurisdictions, where applicable. As of September 30, 2025, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2021 forward for Federal and 2020 forward for California (with limited exceptions).

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

The following tables provide information about the Company’s financial instruments measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2023 by the fair value hierarchy:

	Level 1	Level 2	Level 3	Balance as of September 30, 2025
Publicly traded common stock	$-	-		$-
Publicly traded options		-
Private company common stock		-	2,961,359	2,961,359
Private company preferred stock		-	200,000	200,000
Total	$-	-	$3,161,359	$3,161,359

	Level 1	Level 2	Level 3	Balance as of December 31, 2024
Publicly traded common stock	$-	-		$-
Publicly traded options		-
Private company common stock		-	2,961,359	2,961,359
Private company preferred stock		-	200,000	200,000
Total	$-	-	$3,161,359	$3,161,359

The following tables presents the Company’s investments measured at fair value using significant unobservable inputs (Level 3), including the valuation technique and unobservable inputs used to measure the fair value of those financial instruments:

	Fair Value as of September 30, 2025	Valuation Technique	Unobservable Inputs
Private Company Preferred Stock	$200,000	Purchase price June 2022
Private Company Common Stock	$562	Price of Management Buyout
Private Company Common Stock	$2,960,797	Valuation range $2.25bn

IRONSTONE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)

2. FAIR VALUE MEASUREMENTS (continued)

	Fair Value as of December 31, 2024	Valuation Technique	Unobservable Inputs
Private Company Preferred Stock	$200,000	Purchase price June 2022
Private Company Common Stock	$562	Price of Management Buyout
Private Company Common Stock	$2,960,797	Valuation range $2.25bn

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for nine months ended September 30, 2025. Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, unrealized gains or (losses) during the period for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value during the period that were attributable to both observable and unobservable inputs.

Nine months ended September 30, 2025
Balance as of December 31, 2024	$3,161,359
Unrealized loss on investments	0
Purchase of investment	0
Realized Gain – return of capital	0
Balance as of September 30, 2025	$3,161,359

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

The closing price on December 31, 2021 was $7.78 per share (pre-reverse split price), resulting in a stock holdings valuation of $575,720 and in-the-money options valuation of $28,598 at year-end 2021. During 2022 Arcimoto stock price declined throughout the year, from $7.78 on January 1, 2022 to $0.17 (pre-reverse stock split price) on December 31, 2022. On November 30, 2022, Arcimoto stock went through a 20:1 reverse stock split to enable the stock to continue trading on NASDAQ. Ironstone Properties sold its’ holdings in Arcimoto to cover operating expenses during 2022. The Company holds 1,000 Arcimoto common shares post 20:1 reverse split, at $0.024 per share, for a total value of $24 at September 30, 2025. The 250 (post reverse split) Arcimoto stock options have zero value at September 30, 2025.

Buoy Health, Inc.

On March 17, 2021 the Company purchased 11,233 common shares of the private company Buoy Health, Inc. at $15.92 per share, totaling $178,824. During 2022, the investment was marked down $17,882 for the year ended December 31, 2022 reflecting market conditions. The total value of the investment was $160,938 at December 31, 2022. In July, 2023, the Buoy Health, Inc. sold additional shares at $15.85 per share. At that price, the total value of the Company’s investment was $178,043 as of December 31, 2023, resulting in a mark-up gain of $17,101 for the twelve months ended December 31, 2023. There was no change in valuation during the nine months ending September 30, 2025.

Aristotle

On June 10, 2022 Ironstone Properties, Inc. purchased 5,037 preferred shares of private company Aristotle Inc. from William Hambrecht, CEO at $19.85 per share totaling $100,000. On June 16, 2022 Ironstone Properties, Inc. purchased 5,037 preferred shares of private company Aristotle Inc. from William Mayer, Chairman of the Board of Directors at $19.85 per share totaling $100,000. The total valuation of the investment in Aristotle, Inc. for the year ending December 31, 2022 was $200,000. Given no material activity or transactions during 2023, nor during the nine months ending September, 2025, there was no change in the valuation of the investment during those periods.

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

5. NOTE PAYABLE

On March 31, 2012, the Company received $1,000,000 from a third party and issued a related promissory note. The note carries an 8% interest rate, per annum, and had a maturity date of March 31, 2017. Interest accrues on the balance and converts to separate notes payable on a quarterly basis. The total amounts due under this agreement, including the notes related to accrued interest, are due in full at the end of the term. The note is secured by all of the assets of the Company through an accompanying security agreement. If the Company defaults on the note or security agreement, interest would accrue at 10% per annum. The Company was unable to meet its payment obligation by the prescribed deadline, therefore the interest rate stepped up to 10% and interest has been accrued using the stepped up rate starting April 1, 2017.

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

The scheduled maturities of notes payable outstanding as of September 30, 2025 are as follows:

	Open	Total
Note Payable	$3,170,042	$3,170,042
Letter of Credit	348,843	348,843
Total	$3,518,886	$3,518,886

6. LINE OF CREDIT ARRANGEMENT

The Company has a line of credit arrangement with First Republic Bank (the “lender”) with a borrowing limit of $350,000 with interest based upon the lender’s prime rate plus 4.5% and is payable monthly. At December 31, 2021 and 2020, interest was being paid at a rate of 7.75%. The line is guaranteed by William R. Hambrecht, Director and Chief Executive Officer. The line of credit is due on demand and is secured by all of the Company’s business assets. At December 31, 2023 the outstanding balance under the line was $348,843. The total recorded interest expense on this note for the nine months ended September 30, 2024 and September 30, 2023 was $19,125 and $23,131 respectively. The line of credit is pending renewal.

7. STATE FRANCHISE TAXES PAYABLE

During the nine months ended September 30, 2025 the Company recorded $14,979 in state franchise tax expense, and for the nine months ended September 30, 2024 the Company recorded $16,052 in state franchise tax.

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

Treasury Stock

On September 15, 2003, the Board of Directors authorized the Company to purchase 745,536 shares of Company common stock at $0.70 per share for an aggregate purchase price of $521,875. The repurchase represented 50.11% of the issued and outstanding shares of the Company. During the year ended December 31, 2008, the Company paid $699 for fractional Treasury shares. As of September 30, 2025 and December 31, 2024, the treasury shares are held by the Company.

Preferred Stock

The Company is authorized to issue up to five million shares of preferred stock without further shareholder approval; the rights, preferences and privileges of which would be determined at the time of issuance. No shares have been issued as of September 30, 2025 and December 31, 2024.

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

For the nine months ended September 30, 2025 the Company recorded share-based compensation expense related to stock options in the amount of $49,502.

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

	Quarters Ended		Nine Months Ended,
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Numerator:
Net Operating Gain (Loss)	$(86,179)	$(77,149)	(244,173)	(248,449)
Denominator:
Weighted average shares outstanding - basic	2,726,955	2,726,955	2,726,955	2,726,955
Effect of dilutive potential shares	395,000	395,000	395,000	395,000
Shares outstanding - diluted	3,121,955	3,121,955	3,121,955	3,121,955

Net loss per share - basic	$(0.03)	$(0.03)	$(0.09)	$(0.09)
Net loss per share - diluted	$(0.03)	$(0.02)	$(0.08)	$(0.08)

Comprehensive Earnings (Loss) Per Share

Comprehensive earnings include Operating earnings (loss) above, and securities and options investments held mark-to-market gains (loss).

	Quarters Ended		Nine Months Ended,
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Numerator:
Comprehensive Earnings (Loss)	$(86,179)	$(77,149)	(244,173)	(248,449)
Denominator:
Weighted average shares outstanding - basic	2,726,955	2,726,955	2,726,955	2,726,955
Effect of dilutive potential shares	395,000	395,000	395,000	395,000
Shares outstanding - diluted	3,121,955	3,121,955	3,121,955	3,121,955

Net loss per share - basic	$(0.03)	$(0.03)	$(0.09)	$(0.09)
Net loss per share - diluted	$(0.03)	$(0.02)	$(0.08)	$(0.08)

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

As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2025 compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as filed with the SEC. Additional information about these critical accounting policies may be found in the "Management's Discussion & Analysis of Financial Condition and Results of Operations" section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

RESULTS OF OPERATIONS

Three months ended September 30, 2025 and September 30, 2024

Total loss increased from $77,140 to $86,179 for the three months ended September 30, 2025 as compared to September 30, 2024. This increase was due to an increase in interest expense. Operating expenses for three months ended September 30, 2025 totaled $24,403 a increase of $2,093 or 9% as compared to the three months ended September 30, 2024. The decrease was primarily due to an increase in officer incentive stock options amortization, as a portion of options previously granted are now fully vested.

Nine months ended September 30, 2024 and September 30, 2023

Total loss was $244,173 for the nine months ended September 30, 2025, a decrease of $4,276 as compared to the nine months ended September 30, 2024. This decrease was due to a realized gain on a stock sale as well as a dividend payment during 2025, offset by a significant decrease in officer incentive stock options amortization in 2025. Operating expenses for nine months ended September 30, 2025 totaled $64,929, a decrease of $68,315 or 51% as compared to the nine months ended September 30, 2024. The decrease was due to a decrease in officer incentive stock options amortization during 2025.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a line of credit arrangement with First Republic Bank with a borrowing limit of $350,000 with interest based upon the lender’s prime rate plus 4.5%. Interest is currently payable monthly at 7.75%. The line is guaranteed by William R. Hambrecht, Chief Executive Officer, Director. The line of credit is due on demand and is secured by all of the Company’s business assets. At September 30, 2025 the outstanding balance under the line was $348,843.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) as of September 30, 2025 in connection with the filing of the Annual Report on Form 10K. Based on that evaluation our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, in light of the material weakness described below, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the material weakness, our company’s financial statements in this Form 10Q fairly present in all material respects, the financial condition, results of operations and cash flows of our company as of and for the periods presented in accordance with generally accepted accounting principles in the United States.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting for the nine months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2024. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our evaluation, management concluded that, as of September 30, 2025, our internal control over financial reporting was not effective based on those criteria, because of the existence of the following material weaknesses:

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

IRONSTONE GROUP, INC. a Delaware corporation

Date: November 10, 2025
	By:	/s/ William R. Hambrecht
William R. Hambrecht
Chief Executive Officer