Form 10-K
period 2025-12-31
IRONSTONE PROPERTIES, INC.
filed 2026-03-27
CIK 723269

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-12346

IRONSTONE PROPERTIES, INC.

(Name of Registrant as specified in its charter)

Delaware	95-2829956
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

40 Mesa Street, Suite 105, San Francisco, California 94129

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The approximate aggregate market value of voting stock held by non-affiliates of the Registrant was $507,872 as of December 31, 2025 based on the exercise price of an option grant in early 2024. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

As of December 31, 2025, 3,472,491 shares of Common Stock, $0.01 par value, were outstanding, with 745,536 of those shares held as Treasury Stock by the Company.

PART I

ITEM 1. BUSINESS

BACKGROUND

Ironstone Properties, Inc., (“Ironstone” or the “Company”) formerly named Ironstone Group, Inc. a Delaware corporation, was incorporated in 1972. Since 1986, a majority of Ironstone’s outstanding shares has been owned by Hambrecht & Quist Group, a San Francisco-based investment banking and venture capital firm, and its affiliates (collectively “H&Q”). In September 2003, Ironstone repurchased all of these shares. Such repurchased shares are currently being held as treasury stock. William R. Hambrecht, Director and Chief Executive Officer, owns approximately 49.8% of Ironstone’s outstanding voting shares as of December 31, 2025. During September 2021, Ironstone Group, Inc. changed its name to Ironstone Properties, Inc.

BUSINESS STRATEGY

The Company is pursuing existing and new disruptive business opportunities across a number of technology sectors. At December 31, 2025, the Company had $0 in marketable securities, $115,646 in cash and $3,161,359 in non-marketable investments,

There can be no assurance that the Company will acquire businesses, form additional alliances, or expand its existing services. Failure to expand the scope of services provided by the Company may have an adverse effect on the Company’s results of operations.

EMPLOYEES

As of December 31, 2025, the Company had one part-time contract employee. The contract employee received $7,896 and $5,539 in cash compensation for the years ended December 31, 2025 and 2024 respectively, and is not subject to a collective bargaining agreement.

ITEM 1A. RISK FACTORS

The Company’s main assets are investments in non-marketable securities of TangoMe Inc., Buoy Health, Inc., and Aristotle Inc.. There can be no assurance that a market will continue to exist for these investments.

The Company has been unable to contract a PCAOB auditor for an examination of the 2025, 2024, 2023 and 2022 financial statements and records. The Company continues to search for an auditor.

Due to the Company not being able to secure an external audit, the SEC removed Ironstone Properties from “Retail OTC” and placed the Company in the “Expert Trading” category of the OTC during September 2022, thereby reducing trading liquidity. Since that time, there has not been a liquid trading market for the Company’s shares. The Company is presently pursuing an effort to relist on the OTC, though there is no assurance that this effort will be successful.

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

Cybersecurity Governance

Board Oversight

Given our small size, our full Board of Directors maintains direct oversight of cybersecurity matters. The Board reviews cybersecurity as part of its risk oversight responsibilities at least annually, and more frequently if specific concerns arise. During these reviews, the Board considers:

●	Any cybersecurity incidents or concerns that occurred since the last review
●	Changes to the Company's technology usage that might affect cybersecurity risk
●	Basic protective measures in place and any recommended improvements
●	Resource allocation for cybersecurity protection

Management’s Role

Due to our limited organizational structure:

●	Our CFO has primary responsibility for overseeing the Company’s cybersecurity practices
●	Our Bookkeeper is responsible for implementing security measures related to our financial systems, including QuickBooks
●	We engage an external IT support provider on an as-needed basis to assist with technical security matters and recommend appropriate safeguards
●	All employees are expected to follow basic security protocols, including proper password management and data protection

Cybersecurity Expertise

The Company does not have dedicated cybersecurity personnel or specialized expertise on the Board. We compensate for this by:

●	Utilizing our external IT support provider for technical guidance
●	Accessing free cybersecurity resources available to small businesses through organizations such as the Small Business Administration (SBA) and the Federal Trade Commission (FTC)
●	Subscribing to cybersecurity alert services relevant to small businesses
●	Considering basic cybersecurity training for key personnel who handle sensitive information

Use of External Resources

The Company relies on the following external resources to support our cybersecurity efforts:

●	Contracted IT support services on an as-needed basis
●	Standard commercial security software for virus and malware protection
●	Cloud service providers that maintain security for hosted applications we use
●	QuickBooks security features and Intuit's security infrastructure for financial data

ITEM 2. PROPERTIES

The Company’s principal executive offices are located at 40 Mesa Street, Suite 105, San Francisco, California 94129, in office space leased by WR Hambrecht+Co., LLC.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Our common stock traded on the OTC Markets under the trading symbol IRNS until September 2022. Since that time, there has not been a liquid trading market for the Company’s shares. The Company is presently pursuing an effort to relist on the OTC, though there is no assurance that this effort will be successful.

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

On April 29, 2021 the Company revised its existing Equity Incentive Plan. As of December 31, 2025, 225,000 options were granted under the Plan, with an exercise price of $1.99 per share, which is based on the weighted average price for the trailing six-month average price and an illiquidity discount of 15%. The options vest straight line over three years and expire seven years following the grant date. The plan provides for incentive stock options to be granted at times and prices determined by the Company’s Board of Directors. The stock options are to be granted to directors, officers and employees of the Company, as well as certain consultants and other persons providing services to the Company.

The stock options were issued in reliance on the exception from registration provided by Section 4(a) (2) of the Securities Act of 1933.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

Year ended December 31	2025	2024

Total Income	$116,510	$(158,973)

Operating Expenses	$89,275	$212,336

Total Gain (Loss) from Operation	$27,235	$(371,309)

Comprehensive gain (loss) after income taxes	$(214,756)	$(599,302)

Cash	$115,614	$26,174

Marketable securities	$0	$0

Non-marketable securities	$3,161,359	$3,161,359

Total assets	$3,227,004	$3,187,532

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

RESULTS OF OPERATIONS

Years ended December 31, 2025 and December 31, 2024

Operating expenses for 2025 totaled $89,275, a decrease of $123,061 or 58% as compared to 2024. The decrease was primarily due to a decrease in compensation from stock options from $145,248 in 2024 to $66,183 in 2025, a decrease of $79,065. In addition, there was a decrease of $36,824 in professional fees, state and local taxes and general and administrative fees.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $194,120 and $600,155 for the years ended December 31, 2025 and 2024, respectively. The decrease in fiscal year 2025 is attributed to a mark to market private loss recognized during 2024 as well as higher stock compensation expense in that year relative to 2025. Net cash used in investing activities was $0 and $279,382 for the years ended December 31, 2025 and 2024, respectively. The decrease is due to no market to market adjustments in 2025. Net cash provided by financing activities was $283,592 and $346,947 for the years ended December 31, 2025 and 2024, respectively, representing non-cash charges for accrued interest and the vesting of options.

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

The primary capital resource of the Company relates to the March 30, 2012 purchase of 468,121 shares of non- marketable investment TangoMe, Inc. The investment in TangoMe, Inc. shares is valued at $3,061,838 and $3,061,838 for the years ended December 31, 2025 and 2024, respectively. For the year ended December 31, 2024, the Company recorded an unrealized loss of $1,241,118 on the investment. Given that the investment in TangoMe, Inc. does not have a readily determinable fair value, the Company exerts significant judgment in estimating the fair value using various pricing models and the information available to the Company that it deems most relevant. The investment fair value was based in 2022 on using a Best-fit valuation for TangoMe Inc. as determined by the MESE big data analysis system and SPAC inquiries for TangoMe, Inc. In 2023, the Company used a third-party valuation from Virtua, Inc. as its primary determinant of fair value. These are the primary significant unobservable inputs used in the fair value measurement of the Company’s investment.

On January 3, 2024, the Company completed the sale of 15,448 shares of TangoMe common stock at $2.89 per share, in a Tender Offer made by TangoMe as part of a management reorganization. The proceeds of $44,721 were reflected as a realized gain of $11,663 and a return of capital of $33,058. On May 3, 2024, the Company received a dividend of $75,687 from TangoMe. On November 14, 2025, the Company received an additional dividend of $116,500 from TangoMe.

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

In 2022, the Company purchased 10,074 preferred shares of the privately held company Aristotle at $19.85 per share from Bill Hambrecht and William Mayer totaling $200,000. Given no material activity or transactions during 2025, there was no change in the valuation of the investment during the year.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

IRONSTONE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	December 31, 2025	December 31, 2024

ASSETS:
Cash	$115,646	$26,174
Investments:
Marketable securities	0	0
Non-marketable securities	3,161,358	3,161,358

Total assets	$3,277,004	3,187,532

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accrued expenses	$58,732	$62,678
Line of credit borrowings	348,843	348,843
Interest payable line of credit	69,850	45,268
Note payable and accrued interest	3,225,974	3,008,566
Note payable - related party	-	-
Interest payable - related party	-	-
Deferred income tax payable	-	-

Total liabilities	$3,703,399	$3,465,355

Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value, 25,000,000 shares authorized, of which 3,472,491 shares are issued and outstanding as of December 31, 2025 and 3,472,491 at December 31, 2024	34,725	34,725
Additional paid-in capital	22,860,000	22,860,000
Additional paid-in capital - stock options	917,554	851,371
Accumulated deficit	(25,264,274)	(24,664,972)
Accumulated other comprehensive Income	1,548,174	1,163,628
	96,179	244,752
Less: Treasury Stock, 745,536 shares, at cost	(522,574)	(522,574)

Total stockholders' equity	(426,395)	(277,822

Total liabilities and stockholders' equity	$3,277,004	$3,187,532

The accompanying notes are an integral part of these consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE PROFIT

(unaudited)

	Three Months Ended		Twelve Months Ended
	December 31,		December 31,
	2025	2024	2025	2024

Income:
Mark to Market gain (loss)		$(24)		$(859)
Realized Gain – Private Investments				11,663
Mark to Market Private Equity		(245,464)		(245,464)
Dividend Income	$116,510		$116,510	75,687
Total Income	$116,510	$(245,488)	$116,510	$(158,973)

Operating expenses:
Compensation - stock options	$16,682	$41,070	$66,183	$145,248
Professional fees	4,042	8,808	8,174	15,346
State and local taxes	492	12,497	15,471	28,549
General and administrative expenses	3,131	16,716	(553)	23,193
Total operating expenses	24,347	79,091	89,275	212,336

Gain (Loss) from operations	92,163	(324,579)	27,235	(371,309)

Other expense:
Interest expense	(62,746)	(59,333)	(241,991)	(227,994)
Interest expense to related party	-	-	-	-

Net operating gain (loss)	$29,417	$(383,912)	$(214,756)	$(599,302)

Basic gain (loss) per share
Net operating loss per share	$0.01	$(0.14)	$(0.08)	$(0.22)
Weighted average shares outstanding	2,726,955	2,726,955	2,726,955	2,726,955

The accompanying notes are an integral part of these consolidated financial statements

IRONSTONE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

Years ended December 31, 2022 and 2023

(unaudited)

	Common Stock Shares	Amount	Additional Paid-In Capital	Accumulated Comprehensive Deficit	Treasury Stock Shares	Amount	Total
Balance, December 31, 2023	3,472,491	$34,725	$23,566,123	$(22,902,042)	(745,536)	$(522,574)	$176,232

Stock-based compensation			$145,248

Net loss				$(599,302)

Balance, December 31, 2024	3,472,491	$34,725	$23,711,371	$(21,501,344)	(745,536)	$(522,574)	$(277,822)

Stock-based compensation			$66,183

Net loss				$(214,756)

Balance, December 31, 2025	3,472,491	$34,725	$23,777,554	$(3,716,100)	(745,536)	$(522,574)	$(426,395)

The accompanying notes are an integral part of these consolidated financial statements

IRONSTONE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Twelve Months Ended December 31
	2025		2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net operating loss		$(214,756)	$(599,302)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses		20,636	(852)
Deferred tax liability
Net cash used in operating activities		(194,120)	(600,154)

CASH FLOWS FROM FINANCING ACTIVITIES:
Interest payable		217,408	201,699
Interest payable - related party
Proceeds from issuance of notes payable
Principal payment of LOC
Paid in capital stock options		66,183	145,248
Conversion of related party debt to new issue common stock
Issuance of new issue common stock
Additional paid in capital issuance of new issue common stock
Prior Period Adjustment to Retained Earnings
Net cash provided by financing activities		283,591	346,947

CASH FLOWS FROM INVESTING ACTIVITIES:
Marketable securities mark to market			859
Investment in non-marketable securities
Non-marketable securities mark to market		-	278,523
Net cash provided (used) by financing activities		-	279,382

Net increase (decrease) in cash		89,472	26,174

Cash at beginning of period		$26,174	$0

Cash at end of period		$115,646	$26,174

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$		$-
Cash paid during the period for state franchise taxes	$		$-

Supplemental noncash investing and financing activities:
Officer and director common stock options issued		$66,183	$145,248
Deferred income taxes payable			$-

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

IRONSTONE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables provide information about the Company’s financial instruments measured at fair value on a recurring basis as of December 31 by the fair value hierarchy:

	Level 1	Level 2	Level 3	Balance as of December 31, 2025
Investments:
Publicly traded common stock	$0	$-	$-	$0
Publicly traded options		-	-
Private company common stock	-	-	2,961,358	2,961,358
Private company preferred stock	-	-	200,000	200,000
Total	$0	$-	$3,161,358	$3,161,358

	Level 1	Level 2	Level 3	Balance as of December 31, 2024
Investments:
Publicly traded common stock	$0	$-	$-	$0
Publicly traded options		-	-
Private company common stock	-	-	2,961,358	2,961,358
Private company preferred stock	-	-	200,000	200,000
Total	$0	$-	$3,161,358	$3,161,358

IRONSTONE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables presents the Company’s investments measured at fair value using significant unobservable inputs (Level 3), including the valuation technique and unobservable inputs used to measure the fair value of those financial instruments:

	Fair Value as of
	December 31, 2025	Valuation Technique	Unobservable Inputs

Private Company Preferred Stock	$200,000	Purchase price June 2022	Acquisition cost
Private Company Common Stock	$562	Price of Management Buyout	Recent Funding Round.
Private Company Common Stock	$2,960,796	Valuation range $2.25bn	Virtua Valuation Analysis.

	Fair Value as of
	December 31, 2024	Valuation Technique	Unobservable Inputs

Private Company Preferred Stock	$200,000	Purchase price June 2022	Acquisition cost
Private Company Common Stock	$562	Price of Management Buyout	Recent Funding Round.
Private Company Stock	$2,960,796	Valuation range $2.25bn	Virtua Valuation Analysis.

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for fiscal years 2025 and 2024. Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, unrealized gains or (losses) during the period for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value during the period that were attributable to both observable and unobservable inputs.

12 Months Ended December 31, 2025
Balance as of December 31, 2024	$3,161,358
Unrealized loss on investments
Purchase of investment
Balance as of December 31, 2025	$3,161,358

12 Months Ended December 31, 2024
Balance as of December 31, 2023	$3,439,881
Unrealized loss on investments	(245,465)
Purchase of investment
Tender Offer Sale - Return of Capital	(33,058)
Balance as of December 31, 2024	$3,161,358

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

On January 3, 2024, the Company completed the sale of 15,448 shares of Ironstone common stock at $2.89 per share, in a Tender Offer made by TangoMe as part of a management reorganization. The proceeds of $44,721 were reflected as a realized gain of $11,663 and a return of capital of $33,058. The change in value from December 31, 2024, relative to December 31, 2023, reflects the lower share count after the sale of those shares. During the year ended December 31, 2025, the Company determined that no change in valuation of TangoMe was necessary.

On May 3, 2024, the Company received a dividend of $75,687 from TangoMe. On November 14, 2025, the Company received an additional dividend of $116,500 from TangoMe.

Buoy Health, Inc.

On March 17, 2021 the Company purchased 11,233 common shares of the private company Buoy Health, Inc. at $15.92 per share, totaling $178,824. During 2022, the investment was marked down $17,882 for the year ended December 31, 2022 reflecting market conditions. The total value of the investment was $160,938 at December 31, 2022. In July, 2023, the Buoy Health, Inc. sold additional shares at $15.85 per share. At that price, the total value of the Company’s investment was $178,043 as of December 31, 2023, resulting in a mark-up gain of $17,101 for the twelve months ended December 31, 2023. In 2024, Buoy management executed a buyout of a significant strategic partner, purchasing those shares at $0.05 per share. The Company marked their shares down to that price, resulting in a mark-down loss of $177,481 for the twelve months ended December 31, 2024. During the year ended December 31, 2025, the Company determined that no change in valuation of Buoy Health was necessary.

Aristotle, Inc.

On June 10, 2022 Ironstone Properties, Inc. purchased 5,037 preferred shares of private company Aristotle Inc. from William Hambrecht, CEO at $19.85 per share totaling $100,000. On June 16, 2022 Ironstone Properties, Inc. purchased 5,037 preferred shares of private company Aristotle Inc. from William Mayer, Chairman of the Board of Directors at $19.85 per share totaling $100,000. The total valuation of the investment in Aristotle, Inc. for the year ending December 31, 2022 was $200,000. Given no material activity or transactions during 2025, there was no change in the valuation of the investment during the year.

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

The scheduled maturities of notes payable outstanding as of December 31, 2025 are as follows:

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

IRONSTONE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. INCOME TAXES

ASC 740, “Income Taxes” requires the recognition of deferred tax assets and liabilities for the expected future consequences of events that have been recognized in the financial statements or tax returns. Deferred income taxes reflect the net tax effects of (i) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (ii) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's deferred income taxes at December 31, 2025 and 2024 are as follows:

	2025	2024

Deferred tax asset - Operating loss carryforward	$2,745,800	$1,362,812
Deferred tax assets, gross	2,745,800	1,362,812
Deferred Tax Assets, Valuation allowance	(2,745,800)	(1,362,812)
Gross deferred tax liability	-	-
Less valuation allowance	-	-
Deferred income tax asset (liability) – net	-	-

In the opinion of management, based on the uncertainty that the Company will be able to generate taxable income in the future, the realization of the loss carryforwards is not likely and, accordingly, a valuation allowance has been recorded to offset such amount in its entirety.

The changes in the tax positions for the years ended December 31, 2025 and 2024 are as follows:

	2025	2024
Balance at January 1	$1,362,812	$816,430
Additions based on tax positions related to current year	84,083	178,832
Additions for tax positions of prior years	1,318,905	367,550
Reductions for tax positions of prior years	-	-
Settlements	-	-
Balance at December 31	$2,745,800	$1,362,812

The Company is subject to taxation in the U.S. and the state of California. As of December 31, 2025, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2021 forward for Federal and 2020 forward for California (with limited exceptions).

At December 31, 2025, the Company had approximately of net operating loss carryforwards resulting in a Federal deferred tax asset of $1,932,366 and a state tax asset of $813,434. It is possible that subsequent ownership changes may limit the utilization of these tax attributes. Approximately $5,961,729 of the federal net operating loss carryforwards will expire in year 2025 through 2037. The remainder of the federal net operating loss carryforwards generated in 2018 and later have indefinite carryforward periods however are limited to 80% of taxable income in any given year. The California net operating loss carryforwards will expire in year 2028 through 2041. Given there is uncertainty as to whether the Company will be profitable in the future, the tax asset is not recognized during 2025.

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

Treasury Stock

On September 15, 2003, the Board of Directors authorized the Company to purchase 745,536 shares of Company common stock at $0.70 per share for an aggregate purchase price of $521,875. The repurchase represented 50.11% of the issued and outstanding shares of the Company. During the year ended December 31, 2008, the Company paid $699 for fractional Treasury shares. As of December 31, 2025 and 2024, the treasury shares were held by the Company.

Preferred Stock

The Company is authorized to issue up to five million shares of preferred stock without further shareholder approval; the rights, preferences and privileges of which would be determined at the time of issuance. No shares have been issued as of December 31, 2025 and 2024.

Stock-Based Compensation

Ironstone recognized stock-based compensation expense of $66,183 during the year ended December 31, 2025. As of December 31, 2025, Ironstone had an aggregate of $66,909 of stock-based compensation remaining to be amortized to expense over the remaining requisite service period of the underlying options. Ironstone currently expects this stock-based compensation balance to be amortized as follows: $63,884 in 2026 and $3,025 in 2027.

Stock Option Plans

On April 29, 2021 the Company revised its 2013 Equity Incentive Plan. As of December 31, 2025, an additional 225,000 options were granted under the Plan, with an exercise price of $1.99 per share, which is based on the weighted average price for the trailing six-month average price and an illiquidity discount of 15%. The options vest straight line over three years and expire seven years following the grant date. The options are amortized over the three-year vesting period. The fair value of these options granted under the Plan were estimated using the Black-Scholes model with the following price and assumptions: Stock Price $2.34, Exercise Price $1.99, Time to Maturity 3 years, Risk-free Interest Rate 0.35%, Annualized Volatility 185%. The plan provides for incentive stock options to be granted at times and prices determined by the Company’s Board of Directors. The stock options are to be granted to directors, officers and employees of the Company, as well as certain consultants and other persons providing services to the Company.

IRONSTONE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On February 5, 2024, 50,000 Stock Options were granted to the Company's Chief Financial Officer Robert Hambrecht at an exercise price of $2.00 per share.

For the year ended December 31, 2025 the Company recorded share-based compensation expense related to stock options in the amount of $66,183.

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

	Quarters Ended		12 months ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Numerator:
Net Operating Gain (Loss)	$29,417	$(383,912)	$(214,756)	$(599,302)
Denominator:
Weighted average shares outstanding - basic	2,726,955	2,726,955	2,726,955	2,726,955
Effect of dilutive potential shares	225,000	225,000	225,000	225,000
Shares outstanding - diluted	2,951,955	2,951,955	2,951,955	2,951,955
Net loss per share - basic	$0.01	$(0.14)	$(0.08)	$(0.22)
Net loss per share - diluted	$0.01	$(0.13)	$(0.07)	$(0.20)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) as of December 31, 2025 in connection with the filing of this Annual Report on Form 10K. Based on that evaluation our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, in light of the material weakness described below, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the material weakness, our Company’s financial statements fairly present in all material respects, the financial condition, results of operations and cash flows of our company as of and for the periods presented in accordance with generally accepted accounting principles in the United States.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting for year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our evaluation, management concluded that, as of December 31, 2025, our internal control over financial reporting was not effective based on those criteria because of the existence of the following material weaknesses:

1)	The Company does not have an adequate number of independent board members nor therefore an independent audit committee.

2)	Our limited number of employees results in the Company’s inability to have a sufficient segregation of duties within its accounting and financial reporting activities.

These absences constitute material weaknesses in the Company’s corporate governance structure.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

Name	Age	Director Since
William R. Hambrecht	90	2007
William Mayer	85	2021
George Hambrecht	54	2021
Michael Huyghue	64	2021
Harold Bradley	68	2021

EXECUTIVE OFFICERS

The following table sets forth the names, ages and positions of the Company’s executive officers as of December 31, 2021. A summary of the background and experience of each of these individuals is set forth after the table.

Name	Age	Position	Held Since

William R. Hambrecht	90	Chief Executive Officer	2007

Robert Hambrecht (1)	59	Chief Financial Officer	2021

Code of Ethics

(1)	On December 22, 2023 Robert Hambrecht was appointed Chief Financial Officer of the Company, replacing Mr. Gene Yates, who remains with the Company assisting with accounting and bookkeeping duties.

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

The table below shows the compensation paid to the Company’s non-employee directors during 2025.

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

PART III – (Continued)

COMPENSATION OF EXECUTIVE OFFICERS

SUMMARY OF COMPENSATION

The following table shows that, for the fiscal year ended December 31, 2025, the Company’s Chief Executive Officer or the Company’s Chief Financial Officer received any compensation.

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS	OPTION AWARDS	NON- EQUITY INCENTIVE PLAN	OTHER COMPENSATION ($)	TOTAL
William R. Hambrecht Chief Executive Officer	2025	--	--	--	--	-	--
Robert Hambrecht Chief Financial Officer (2)	2025	--	--	--	--	--	--

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards

Name	Number of securities	Number of securities	Option exercise price	Option expiration date
(a)	unexercised options (#) exercisable (b)	unexercised options (#) unexercisable (c)	(e)	(f)
William R. Hambrecht	25,000		$1.99	4/30/2028

Robert Hambrecht (1)	23,288	26,712	$2.00	2/5/2030

See the Summary Compensation Table for information regarding vesting.

(1)	Mr. Robert Hambrecht was granted 50,0000 options in January 14, 2024 at an option exercise price of $2.00 per share, with an expiration date of February 5, 2030.

PART III – (Continued)

ADDITONAL EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information regarding shares of common stock that may be issued upon exercise of stock options under the Company's updated Equity Incentive Plan as of December 31, 2025, which was the only plan or arrangement under which equity compensation was outstanding or could be awarded at that date.

Plan Category	A. Number of securities to be issued upon exercise of outstanding options, warrants, and rights	B. Weighted- average exercise price of outstanding options, warrants, and rights	C. Number of securities remaining available for future issuance under equity compensation plans (excluding securities) reflected in column A)
Equity compensation plans	225,000	$1.99	0

Total	225,000		0

PART III – (Continued)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of the Company’s Common Stock as of December 31, 2025 by: (i) each director; (ii) each named executive officer; and (iii) all those known by the Company to be beneficial owners of more than five percent of its Common Stock.

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

(2)	The Company Stock options exercisable currently or within 60 days after March 31, 2026 are 198,288.

(3)	Applicable percentages are based on 2,726,955 shares outstanding on March 31, 2026.

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

Auditor Name: N/A Auditor Location: N/A Auditor Firm ID: N/A

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

IRONSTONE PROPERTIES, INC. a Delaware corporation

Date: March 20, 2026	By: /s/ William R. Hambrecht William R. Hambrecht Chief Executive Officer

Date: March 20, 2026	By: /s/ Robert Hambrecht Robert Hambrecht Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William R. Hambrecht	Director, Chief Executive Officer,	March 20, 2026
William R. Hambrecht	(Principal Executive Officer)

/s/ Robert Hambrecht	Chief Financial Officer,	March 20, 2026
Robert Hambrecht	(Principal Financial Officer)

/s/ William Mayer	Chairman, Board of Directors	March 20, 2026
William Mayer

/s/ George Hambrecht	Director	March 20, 2026
George Hambrecht

/s/ Harold Bradley	Director	March 20, 2026
Harold Bradley

/s/ Michael Huyghue	Director	March 20, 2026
Michael Huyghue