Form 10-Q
period 2026-03-31
IRONSTONE PROPERTIES, INC.
filed 2026-05-18
CIK 723269

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED March 31, 2026

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-12346

IRONSTONE PROPERTIES, INC.

(Name of Registrant as specified in its charter)

Delaware	95-2829956
(State or other jurisdiction of	(IRS Employer Identification No.)
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

Large accelerated filer ☐        Accelerated filer ☐          Non- accelerated filer ☒         Smaller reporting company ☒

Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of March 31, 2026, 3,472,491 shares of Common Stock, $0.01 par value, were outstanding.

Exhibit Index

PART I. FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENT

IRONSTONE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2026	December 31, 2025
ASSETS:
Cash	$112,443	$115,646
Investments:
Marketable securities	0	0
Non-marketable securities	3,161,359	3,161,359

Total Assets	$3,273,802	$3,277,004

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accounts payable and accrued expenses	$65,764	$58,732
Line of credit borrowings	348,843	348,843
Interest payable line of credit	76,825	69,850
Note payable and accrued interest	3,280,502	3,225,974

Total liabilities	$3,771,934	$3,703,399

Stockholders’ equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value, 25,000,000 shares authorized, of which 3,472,491 shares are issued and outstanding as of December 31, 2025 and 3,472,491 at December 31, 2023	34,725	34,725
Additional paid-in capital	22,860,000	22,860,000
Additional paid-in capital - stock options	933,874	917,554
Accumulated deficit	(25,479,030)	(25,264,274)
Accumulated other comprehensive Income	1,674,874	1,548,174
	24,443	96,179
Less: Treasury Stock, 745,536 shares, at cost	(522,574)	(522,574)

Total stockholders' equity	(498,132)	(426,395)

Total liabilities and stockholders' equity	$3,273,802	$3,277,004

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE PROFIT

(unaudited)

	Three Months Ended March 31,
	2026	2025
Income
Mark to Market Gain/(Loss)	$-	$-
Realized Gain – Private Investments
Dividend Income	$-	-

Gain (loss) from operations	-	-

Operating expenses:
Compensation – stock options	16,319	16,319
Professional fees	2,401	(5,566)
State and local taxes	6,438	5,279
General and administrative expenses	1,395	297
Total operating expenses	26,553	16,329

Gain (loss) from operations	(26,553)	(16,329)

Other expense:
Interest expense	61,503	60,058

Net operating gain (loss)	$(88,056)	$(76,387)

COMPREHENSIVE LOSS, NET OF TAX
Net operating gain (loss)	$(88,056)	$(76,387)
Unrealized holding gain (loss) arising during the period

Comprehensive profit	$(88,056)	$(76,387)

Basic gain (loss) per share
Net operating profit (loss) per share	$(0.03)	$(0.03)
Net comprehensive profit (loss) per share	$(0.03)	$(0.03)

Weighted average shares outstanding	2,726,955	2,726,955

The accompanying notes are an integral part of these condensed consolidated financial statement

IRONSTONE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	3 Months Ended March 31,	3 Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Comprehensive income (loss)	$(88,056)	$(76,387)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	7,032	(10,531)
Interest payable	61,502	60,058
Net cash used in operating activities	(19,522)	(26,860)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payables
Paid in capital stock options	16,319	16,319
Net cash provided by financing activities	16,319	16,319

CASH FLOWS FROM INVESTING ACTIVITIES
Marketable securities mark to market	-	-
Non-marketable securities mark to market	-	-
Net cash provided (used) by financing activities	-	-

Net increase (decrease) in cash	(3,202)	(10,541)

Cash at beginning of period	115,646	26,174

Cash at end of period	$112,443	$15,633

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$0	$0
Cash paid during the period for state franchise taxes	$0	$0

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

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2026 and December 31, 2025 and for the results of its operations for the three-month periods ended March 31, 2026 and March 31, 2025 and its cash flows for the three-month periods ended March 31, 2026 and March 31, 2025. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year. The condensed consolidated financial statements presented herein have been prepared by management, without audit by independent auditors who do not express an opinion thereon and does not include all disclosures required for annual periods. The last audited annual report on Form 10-K was for the fiscal year ended December 31, 2014.

There have been no significant changes in the Company’s significant accounting policies from those were disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Marketable and Non-Marketable Securities

Marketable and non-marketable securities have been classified by management as available for sale in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320, marketable securities are recorded at fair value and any unrealized gains and losses are excluded from earnings and reported as a separate component of stockholders’ equity until realized. The fair value of the Company’s marketable securities and investments at March 31, 2026 and December 31, 2025 are based on quoted market prices. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. For marketable securities for which there is an other-than-temporary impairment, an impairment loss is recognized as a realized loss, and related adjustments are not made for recovery in value. The Company has not realized any such impairment losses to date.

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

Income Taxes

The Company and its wholly owned subsidiaries file a consolidated federal income tax return. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred income taxes. Deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Deferred income taxes are also recognized for net operating loss carryforwards that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2026 and December 31, 2025, a full valuation allowance has been recorded to offset loss carryforwards as, in management’s opinion, there is uncertainty as to whether or not the Company will be able to generate taxable income in the future.

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

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, local, and foreign jurisdictions, where applicable. As of March 31, 2026, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2021 forward for Federal and 2020 forward for California (with limited exceptions).

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

The following tables provide information about the Company’s financial instruments measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 by the fair value hierarchy:

	Level 1	Level 2	Level 3	Balance as of March 31, 2026
Publicly traded common stock	$0			$0
Publicly traded options
Private company common stock			2,961,359	2,961,359
Private company preferred stock			200,000	200,000
Total	$0		$3,161,359	$3,161,359

	Level 1	Level 2	Level 3	Balance as of December 31, 2025
Publicly traded common stock	$0			$0
Publicly traded options
Private company common stock			2,961,359	2,961,359
Private company preferred stock			200,000	200,000
Total	0		$3,161,359	$3,161,359

The following tables presents the Company’s investments measured at fair value using significant unobservable inputs (Level 3), including the valuation technique and unobservable inputs used to measure the fair value of those financial instruments:

	Fair Value as of March 31, 2026	Valuation Technique	Unobservable Inputs
Private Company Preferred Stock	$200,000	Purchase price June, 2022	Acquisition cost
Private Company Common Stock	$562	Price of Management Buyout	Recent funding round
Private Company Common Stock	$2,960,797	Valuation range $2.25bn	Virtua Valuation Analysis

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

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for three months ended March 31, 2026. Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, unrealized gains or (losses) during the period for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value during the period that were attributable to both observable and unobservable inputs.

Three months ended March 31, 2026
Balance as of December 31, 2025	$3,161,359
Unrealized loss on investments	0
Purchase of investment	0
Realized Gain – return of capital	0
Balance as of March 31, 2026	$3,161,359

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

There was no change in valuation during the three months ending March 31, 2026.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

3. INVESTMENTS (continued)

Buoy Health, Inc.

On March 17, 2021 the Company purchased 11,233 common shares of the private company Buoy Health, Inc. at $15.92 per share, totaling $178,824. During 2022, the investment was marked down $17,882 for the year ended December 31, 2022 reflecting market conditions. The total value of the investment was $160,938 at December 31, 2022. In July, 2023, the Buoy Health, Inc. sold additional shares at $15.85 per share. At that price, the total value of the Company’s investment was $178,043 as of December 31, 2023, resulting in a mark-up gain of $17,101 for the twelve months ended December 31, 2023. In 2024, Buoy management executed a buyout of a significant strategic partner, purchasing those shares at $0.05 per share. The Company marked their shares down to that price, resulting in a mark-down loss of $177,481 for the twelve months ended December 31, 2024. There was no change in valuation during the three months ending March 31, 2026.

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

In March 2026, Aristotle sold their Designated Contract Market (DCM) and Derivatives Clearing Organization (DCO) to Underdog Sports Holding Inc. (Underdog), a leading fantasy sports betting company.  The consideration includes cash paid at close and a combination of preferred stock and common stock ownership in Underdog.

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

The scheduled maturities of notes payable outstanding as of March 31, 2026 are as follows:

	Open	Total
Note Payable	$3,061,648	$3,061,648
Letter of Credit	348,843	348,843
Total	$3,410,491	$3,410,491

6. LINE OF CREDIT ARRANGEMENT

The Company has a line of credit arrangement with First Republic Bank (the “lender”) with a borrowing limit of $350,000 with interest based upon the lender’s prime rate plus 4.5% and is payable monthly. At December 31, 2021 and 2020, interest was being paid at a rate of 7.75%. The line is guaranteed by William R. Hambrecht, Director and Chief Executive Officer. The line of credit is due on demand and is secured by all of the Company’s business assets. At December 31, 2024 the outstanding balance under the line was $348,843. The total recorded interest expense on this note for the three months ended March 31, 2026 and March 31, 2025 was $6,976 and $6,976 respectively. The line of credit is pending renewal.

7. STATE FRANCHISE TAXES PAYABLE

During the three months ended March 31, 2026 the Company recorded $6,438 in state franchise tax expense, and for the three months ended March 31, 2025 the Company recorded $4,850 in state franchise tax.

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

Treasury Stock

On September 15, 2003, the Board of Directors authorized the Company to purchase 745,536 shares of Company common stock at $0.70 per share for an aggregate purchase price of $521,875. The repurchase represented 50.11% of the issued and outstanding shares of the Company. During the year ended December 31, 2008, the Company paid $699 for fractional Treasury shares. As of March 31, 2026 and December 31, 2025, the treasury shares are held by the Company.

Preferred Stock

The Company is authorized to issue up to five million shares of preferred stock without further shareholder approval; the rights, preferences and privileges of which would be determined at the time of issuance. No shares have been issued as of March 31, 2026 and December 31, 2025.

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

For the three months ended March 31, 2026 the Company recorded share-based compensation expense related to stock options in the amount of $16,319.

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

	Quarters Ended
	March 31, 2026	March 31, 2025
Numerator:
Net Operating Gain (Loss)	$(88,056)	$(76,387))
Denominator:
Weighted average shares outstanding - basic	2,726,955	2,726,955
Effect of dilutive potential shares	395,000	395,000
Shares outstanding - diluted	3,121,955	3,121,955

Net loss per share - basic	$(0.03)	$(0.03)
Net loss per share - diluted	$(0.03)	$(0.02)

Comprehensive Earnings (Loss) Per Share

Comprehensive earnings include Operating earnings (loss) above, and securities and options investments held mark-to-market gains (loss).

	Quarters Ended
	March 31, 2026	March 31, 2025
Numerator:
Comprehensive Earnings (Loss)	$(88,056)	$(76,387))
Denominator:
Weighted average shares outstanding - basic	2,726,955	2,726,955
Effect of dilutive potential shares	395,000	395,000
Shares outstanding - diluted	3,121,955	3,121,955

Net loss per share - basic	$(0.03)	$(0.03)
Net loss per share - diluted	$(0.03)	$(0.02)

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

As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2026 compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as filed with the SEC. Additional information about these critical accounting policies may be found in the "Management's Discussion & Analysis of Financial Condition and Results of Operations" section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

RESULTS OF OPERATIONS

Three months ended March 31, 2026 and March 31, 2025

Total income was $0 for both the three months ended March 31, 2026 and March 31, 2025. Operating expenses for three months ended March 31, 2026 totaled $26,553, an increase of $10,224 or 63% as compared to the three months ended March 31, 2024. The increase was primarily due a rebate on professional fees in 2025 that was not repeated in 2026..

LIQUIDITY AND CAPITAL RESOURCES

The Company has a line of credit arrangement with First Republic Bank with a borrowing limit of $350,000 with interest based upon the lender’s prime rate plus 4.5%. Interest is currently payable monthly at 7.75%. The line is guaranteed by William R. Hambrecht, Chief Executive Officer, Director. The line of credit is due on demand and is secured by all of the Company’s business assets. At March 31, 2026 the outstanding balance under the line was $348,843.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting for the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2026. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our evaluation, management concluded that, as of March 31, 2026, our internal control over financial reporting was not effective based on those criteria, because of the existence of the following material weaknesses:

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The Company’s main assets are investments in non-marketable securities of TangoMe Inc., Aristotle and Buoy Health, Inc. There can be no assurance that a market will emerge or continue to exist for these investments.

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

IRONSTONE GROUP, INC. a Delaware corporation

Date: May 15, 2026
	By:	/s/ William R. Hambrecht
William R. Hambrecht
Chief Executive Officer