Form 10-Q
period 2026-06-30
IRONSTONE PROPERTIES, INC.
filed 2026-08-18
CIK 723269

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED June 30, 2026

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-12346

IRONSTONE PROPERTIES, INC.

(Name of Registrant as specified in its charter)

Delaware	95-2829956
(State or other jurisdiction of	(IRS Employer Identification No.)
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

Large accelerated filer  ☐     Accelerated filer  ☐     Non- accelerated filer  ☒     Smaller reporting company  ☒     Emerging growth company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes ☐    No☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

As of June 30, 2026, 3,472,491 shares of Common Stock, $0.01 par value, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENT

IRONSTONE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2026	December 31, 2025
ASSETS:
Cash	$96,364	$115,645
Investments:
Marketable securities	0	0
Non-marketable securities	3,161,359	3,161,359

Total Assets	$3,257,723	$3,277,004

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accounts payable and accrued expenses	$57,087	$58,732
Line of credit borrowings	348,843	348,843
Interest payable line of credit	83,356	69,850
Note payable and accrued interest	3,337,753	3,225,974

Total liabilities	$3,826,939	$3,703,399

Stockholders’ equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value, 25,000,000 shares authorized, of which 3,472,491 shares are issued and outstanding as of June 30, 2026 and 2,937,225 at December 31, 2025	34,725	34,725
Additional paid-in capital	22,860,000	22,860,000
Additional paid-in capital - stock options	950,555	917,554
Accumulated deficit	(25,654,852)	(25,264,274)
Accumulated other comprehensive Income	1,762,930	1,548,174
	(46,642)	96,179
Less: Treasury Stock, 745,536 shares, at cost	(522,574)	(522,574)

Total stockholders' equity	(569,216)	(426,395)

Total liabilities and stockholders' equity	$3,257,723	$3,277,004

The accompanying notes are an integral part of these condensed consolidated financial statements

IRONSTONE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE PROFIT

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30
	2026	2025	2026	2025
Income
Mark to Market Gain/(Loss)	$0	$0	$0	$0
Realized Gain – Private Investments	0	0	0	0
Dividend Income	0	0	0	0

Gain (loss) from operations	0	0	0	0

Operating expenses:
Compensation – stock options	16,682	16,682	33,001	33,001
Professional fees	1,310	1,413	3,711	3,257
State and local taxes	4,640	4,850	11,078	10,129
General and administrative expenses	1,452	1,253	2,847	(5,860)
Total operating expenses	24,084	24,198	50,637	40,527

Loss from operations	(24,084)	(24,198)	(50,637)	(40,527)

Other expense:
Interest expense	63,682	57,410	125,185	117,468

Net operating loss	(87,766)	$(81,608)	(175,822)	(157,995)

COMPREHENSIVE LOSS, NET OF TAX
Net operating gain (loss)	(87,766)	$(81,608)	(175,822)	(157,995)
Unrealized holding gain (loss) arising during the period	(0)	(0)	(0)	(0)

Comprehensive profit	$(87,766)	$(81,608)	$(175,822)	$(157,995)

Basic gain (loss) per share
Net operating loss per share	$(0.03)	$(0.03)	$(0.06)	$(0.06)
Net comprehensive profit (loss) per share	$(0.03)	$(0.03)	$(0.06)	$(0.06)

Weighted average shares outstanding	2,726,955	2,726,955	2,726,955	2,726,955

The accompanying notes are an integral part of these condensed consolidated financial statement

IRONSTONE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Comprehensive income (loss)	$(175,822)	$(157,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(1,645)	(5,732)
Interest payable	125,185	117,468
Net cash used in operating activities	123,540	111,736

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payables
Paid in capital stock options	33,001	33,001
Net cash provided by financing activities	33,001	33,001

CASH FLOWS FROM INVESTING ACTIVITIES
Marketable securities mark to market	0	0
Non-marketable securities mark to market	0	0
Net cash provided (used) by financing activities	0	0

Net increase (decrease) in cash	(19,281)	(13,258)

Cash at beginning of period	115,645	26,174

Cash at end of period	$96,364	$12,916

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	0	0
Cash paid during the period for state franchise taxes	$11,078	$10,129

Supplemental noncash investing and financing activities:
Officer and director common stock options issued	$33,001	$33,001

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

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2026 and December 31, 2025, the results of its operations for the three month periods ended June 30, 2026 and June 30, 2025 and six months ending June 30, 2026 and June 30, 2025 and its cash flows for the six month periods ended June 30, 2026 and June 30, 2025. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year. The condensed consolidated financial statements presented herein have been prepared by management, without audit by independent auditors who do not express an opinion thereon and does not include all disclosures required for annual periods. The last audited annual report on Form 10-K was for the fiscal year ended December 31, 2014.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Marketable and Non-Marketable Securities

Marketable and non-marketable securities have been classified by management as available for sale in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320, marketable securities are recorded at fair value and any unrealized gains and losses are excluded from earnings and reported as a separate component of stockholders’ equity until realized. The fair value of the Company’s marketable securities and investments at June 30, 2026 and December 31, 2025 are based on quoted market prices. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. For marketable securities for which there is an other-than-temporary impairment, an impairment loss is recognized as a realized loss, and related adjustments are not made for recovery in value. The Company has not realized any such impairment losses to date.

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

Income Taxes

The Company and its wholly owned subsidiaries file a consolidated federal income tax return. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred income taxes. Deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Deferred income taxes are also recognized for net operating loss carryforwards that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2026 and December 31, 2025, a full valuation allowance has been recorded to offset loss carryforwards as, in management’s opinion, there is uncertainty as to whether or not the Company will be able to generate taxable income in the future.

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

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, local, and foreign jurisdictions, where applicable. As of June 30, 2026, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2021 forward for Federal and 2020 forward for California (with limited exceptions).

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

The following tables provide information about the Company’s financial instruments measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 by the fair value hierarchy:

	Level 1	Level 2	Level 3	Balance as of June 30, 2026
Publicly traded common stock	$0			$0
Publicly traded options
Private company common stock			2,961,359	2,961,359
Private company preferred stock			200,000	200,000
Total	$0		$3,161,359	$3,161,359

	Level 1	Level 2	Level 3	Balance as of December 31, 2025
Publicly traded common stock	$0			$0
Publicly traded options
Private company common stock			2,961,359	2,961,359
Private company preferred stock			200,000	200,000
Total	$0		$3,161,359	$3,161,359

The following tables presents the Company’s investments measured at fair value using significant unobservable inputs (Level 3), including the valuation technique and unobservable inputs used to measure the fair value of those financial instruments:

	Fair Value as of June 30, 2026	Valuation Technique	Unobservable Inputs
Private Company Preferred Stock	$200,000	Purchase price June, 2022	Acquisition cost
Private Company Preferred Stock	$562	Price of Management Buyout	Recent funding round
Private Company Preferred Stock	$2,960,797	Valuation range $2.25bn	Virtua Valuation Analysis

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

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for six months ended June 30, 2026. Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, unrealized gains or (losses) during the period for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value during the period that were attributable to both observable and unobservable inputs.

Six months ended June 30, 2026
Balance as of December 31, 2025	$3,161,359
Unrealized loss on investments	0
Purchase of investment	0
Realized Gain – private investment	0
Dividend – return of capital	0
Balance as of June 30, 2026	$3,161,359

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

There was no change in valuation during the six months ending June 30, 2026.

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

3. INVESTMENTS (continued)

Buoy Health, Inc.

On March 17, 2021 the Company purchased 11,233 common shares of the private company Buoy Health, Inc. at $15.92 per share, totaling $178,824. During 2022, the investment was marked down $17,882 for the year ended December 31, 2022 reflecting market conditions. The total value of the investment was $160,938 at December 31, 2022. In July, 2023, the Buoy Health, Inc. sold additional shares at $15.85 per share. At that price, the total value of the Company’s investment was $178,043 as of December 31, 2023, resulting in a mark-up gain of $17,101 for the twelve months ended December 31, 2023. In 2024, Buoy management executed a buyout of a significant strategic partner, purchasing those shares at $0.05 per share. The Company marked their shares down to that price, resulting in a mark-down loss of $177,481 for the twelve months ended December 31, 2024. There was no change in valuation during the six months ending June 30, 2026.

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

In March 2026, Aristotle sold their Designated Contract Market (DCM) and Derivatives Clearing Organization (DCO) to Underdog Sports Holding Inc. (Underdog), a leading fantasy sports betting company. The consideration includes cash paid at close and a combination of preferred stock and common stock ownership in Underdog. Given the illiquid nature of the underlying security, there was no change in the valuation of the investment during the six months ending June 30, 2026,.

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

On November 30, 2022 the Company renewed its note for five years, replacing the note issued April 1, 2012. The renewed terms are 7% interest rate, maturing November 30, 2027. The gross amounts payable under the agreement as of December 31, 2025 and June 30, 2026 was 3,225,974and $3,337,753 respectively. As part of the note renewal, a warrant was issued to the lender to purchase 319,021 common shares at $2.04 per share. The warrant has a five-year term, expiring November 30, 2027.

On May 27, 2022, William Hambrecht, CEO converted a total of $824,269 of debt and accrued interest for 404,054 shares of Ironstone Properties, Inc. common stock at a price of $2.04 per share.

The scheduled maturities of notes payable outstanding as of June 30, 2026 are as follows:

	Open	Total
Note Payable	$3,225,974	$3,225,974
Letter of Credit	348,843	348,843
Total	$3,463,923	$3,463,923

6. LINE OF CREDIT ARRANGEMENT

The Company has a line of credit arrangement with First Republic Bank (the “lender”) with a borrowing limit of $350,000 with interest based upon the lender’s prime rate plus 4.5% and is payable monthly. At December 31, 2021 and 2020, interest was being paid at a rate of 7.75%. The line is guaranteed by William R. Hambrecht, Director and Chief Executive Officer. The line of credit is due on demand and is secured by all of the Company’s business assets. At December 31, 2025 and June 30, 2026, the outstanding balance under the line was $348,843. The total recorded interest expense on this note for the six months ended June 30, 2026 and June 30, 2025 was $13,409and $10,953 respectively. The line of credit is pending renewal.

7. STATE FRANCHISE TAXES PAYABLE

During the six months ended June 30, 2026 the Company recorded $11,078in state franchise tax expense, and for the six months ended June 30, 2025 the Company recorded $10,129 in state franchise tax.

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

Treasury Stock

On September 15, 2003, the Board of Directors authorized the Company to purchase 745,536 shares of Company common stock at $0.70 per share for an aggregate purchase price of $521,875. The repurchase represented 50.11% of the issued and outstanding shares of the Company. During the year ended December 31, 2008, the Company paid $699 for fractional Treasury shares. As of June 30, 2026 and December 31, 2025, the treasury shares are held by the Company.

Preferred Stock

The Company is authorized to issue up to five million shares of preferred stock without further shareholder approval; the rights, preferences and privileges of which would be determined at the time of issuance. No shares have been issued as of June 30, 2026 and December 31, 2025.

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

Stock-Based Compensation

For the six months ended June 30, 2026 the Company recorded stock options-based compensation relating to the Equity Incentive Plan of $33,001.

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

	Quarters Ended		Six Months Ended,
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Numerator:
Net Operating Gain (Loss)	$(87,766)	$(81,608)	$(175,822)	$(157,995)
Denominator:
Weighted average shares outstanding - basic	2,726,955	2,726,955	2,726,955	2,726,955
Effect of dilutive potential shares	395,000	395,000	395,000	395,000
Shares outstanding - diluted	3,121,955	3,121,955	3,121,955	3,121,955

Net loss per share - basic	$(0.03)	$(0.03)	$(0.06)	$(0.06)
Net loss per share - diluted	$(0.03)	$(0.03)	$(0.06)	$(0.05)

IRONSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

Comprehensive Earnings (Loss) Per Share

Comprehensive earnings include Operating earnings (loss) above, and securities and options investments held mark-to-market gains (loss).

	Quarters Ended		Six Months Ended,
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Numerator:
Comprehensive Earnings (Loss)	$(87,766)	$(81,608)	$(175,822)	$(157,995)
Denominator:
Weighted average shares outstanding - basic	2,726,955	2,726,955	2,726,955	2,726,955
Effect of dilutive potential shares	395,000	395,000	395,000	395,000
Shares outstanding - diluted	3,121,955	3,121,955	3,121,955	3,121,955

Net loss per share - basic	$(0.03)	$(0.03)	$(0.06)	$(0.06)
Net loss per share - diluted	$(0.03)	$(0.03)	$(0.06)	$(0.05)

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

RESULTS OF OPERATIONS

Three months ended June 30, 2026 and June 30, 2025

Total income remained $0 for the three months ended June 30, 2026 as compared to June 30, 2025 as no change in value of securities was recognized nor any dividends paid in those periods. 2025. Operating expenses for three months ended June 30, 2026 totaled $24,084 and remained largely unchanged as compared to the three months ended June 30, 2025.

Six months ended June 30, 2026 and June 30, 2025

Operating expenses for six months ended June 30, 2026 totaled $50,637 an increase of $10,110 or 25% as compared to the six months ended June 30, 2025. The increase was due to a one-time refund of certain general and administrative expenses in 2025 that did not reoccur in 2026.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a line of credit arrangement with First Republic Bank with a borrowing limit of $350,000 with interest based upon the lender’s prime rate plus 4.5%. Interest is currently payable monthly at 7.75%. The line is guaranteed by William R. Hambrecht, Chief Executive Officer, Director. The line of credit is due on demand and is secured by all of the Company’s business assets. At June 30, 2026 the outstanding balance under the line was $348,843.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) as of June 30, 2026 in connection with the filing of the Annual Report on Form 10K. Based on that evaluation our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, in light of the material weakness described below, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the material weakness, our company’s financial statements in this Form 10Q fairly present in all material respects, the financial condition, results of operations and cash flows of our company as of and for the periods presented in accordance with generally accepted accounting principles in the United States.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting for the six months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2026. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our evaluation, management concluded that, as of June 30, 2026, our internal control over financial reporting was not effective based on those criteria, because of the existence of the following material weaknesses:

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

IRONSTONE GROUP, INC.
a Delaware corporation

Date: August 14, 2026
	By:	/s/ William R. Hambrecht
William R. Hambrecht
Chief Executive Officer